Form 10-Q
period 2002-06-30
CTI MOLECULAR IMAGING INC
filed 2002-08-14
CIK 1129552

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:                000-49867

CTI MOLECULAR IMAGING, INC.

(exact name of registrant as specified in its charter)

Delaware	62-1377363
(State of Incorporation)	(I.R.S. Employer Identification No.)

810 Innovation Drive, Knoxville, Tennessee	37932
(Address of Principal Executive Offices)	(Zip Code)

(865) 218-2000
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐       No   ☒

As of August 1, 2002, the registrant had outstanding 42,570,799 shares of common stock, par value $0.01.

CTI, Molecular Imaging, Inc.
Quarterly Report on Form 10-Q

		Page
Part I. Financial Information
Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets at June 30, 2002 and September 30, 2001	3-4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2002 and 2001	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2002 and 2001	6
	Notes to Condensed Consolidated Financial Statements	7-19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Part II. Other Information
Item 1.	Legal Proceedings	52
Item 2.	Changes in Securities and Use of Proceeds	52-53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Submission of Matters to a Vote of Security Holders	53
Item 5.	Other Information	53
Item 6.	Exhibits and Reports on Form 8-K	54
Signature		55
Exhibit index		56

Part I.   Financial Information

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(In thousands, except share and per share data)	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,799	$1,827
Accounts receivable – trade, less allowance for doubtful accounts of $1,806 at June 30, 2002 and $596 at September 30, 2001, respectively	29,827	35,543
Accounts receivable – related parties, less allowance for doubtful accounts of $528 at June 30, 2002 and $161 at September 30, 2001, respectively	49,816	41,424
Inventories	69,703	47,080
Deferred tax asset	8,201	6,360
Prepaid expenses and other current assets	8,152	6,619

Total current assets	308,498	138,853

Property and equipment, net	69,688	47,319
Deferred tax asset	2,054	2,700
Goodwill	12,237	11,865
Other assets	9,472	7,044

Total assets	$401,949	$207,781

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$7,640	$3,893
Accounts payable	19,182	15,039
Current maturities of long-term debt and capital lease obligations	5,579	4,914
Accrued payroll and benefits	8,963	8,797
Customer advances – trade	22,655	16,868
Customer advances – related party	4,679	5,241
Accrued warranty expense	3,771	3,433
Income taxes payable	3,522	3,845
Other accrued expenses	1,627	2,161

Total current liabilities	77,618	64,191

Deferred credits	839	749
Warrant liability	—	11,470
Long-term debt and capital lease obligations, less current maturities	83,047	73,122

Total liabilities	161,504	149,532

(continued)

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2002	2001

	(unaudited)
Commitments and contingencies (Note 5)
Minority interest	28,975	21,312
Redeemable preferred stock, redeemed for $10,000 on June 26, 2002; no shares issued or outstanding at June 30, 2002; 400,000 shares issued and outstanding at September 30, 2001	—	7,740
Convertible redeemable preferred stock, converted for $6,000 on June 26, 2002; no shares issued or outstanding at June 30, 2002; 200,000 shares issued and outstanding at September 30, 2001	—	5,040
Shareholders’ equity:
Preferred Stock, Series C, $.01 par value, 50,000 shares authorized, no shares issued or outstanding at June 30, 2002 and September 30, 2001	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 43,745,929 shares issued and 41,913,964 shares outstanding at June 30, 2002; 30,699,569 shares issued and 30,059,569 shares outstanding at September 30, 2001	437	307
Additional paid-in capital	223,180	20,462
Retained earnings (accumulated deficit)	(6,956)	4,063
Unearned compensation	(4,321)	—
Other comprehensive income – currency translation adjustment	93	(54)
Treasury stock, at cost, 1,831,965 shares at June 30, 2002; 640,000 shares at September 30, 2001	(963)	(621)

Total shareholders’ equity	211,470	24,157

Total liabilities, redeemable preferred stock and shareholders’ equity	$401,949	$207,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended,		Nine Months Ended,
	June 30		June 30

(In thousands, except share and per share data)	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues(1)	$69,044	$38,114	$171,858	$113,428
Cost of revenues(2)(3)	41,120	22,481	102,081	65,762

Gross margin	27,924	15,633	69,777	47,666

Operating expenses:
Selling, general and administrative expenses(3)	8,938	7,611	24,621	19,731
Research and development expenses(3)	5,871	4,833	15,324	12,553
Stock-based compensation expense	3,495	—	11,731	425

Total operating expenses	18,304	12,444	51,676	32,709

Income from operations	9,620	3,189	18,101	14,957
Warrant liability mark to market expense	—	—	8,902	3,921
Interest expense, net	1,157	811	3,453	2,906
Other (income) expense	(238)	(137)	(632)	(427)

Income before income taxes and minority interest	8,701	2,515	6,378	8,557

Provision (benefit) for income taxes:
Current	4,877	762	10,035	3,858
Deferred	(639)	132	(1,196)	1,228

	4,238	894	8,839	5,086

Income (loss) before minority interest	4,463	1,621	(2,461)	3,471
Amount applicable to minority interest, net of taxes	3,657	435	8,572	2,805

Net income (loss)	806	1,186	(11,033)	666

Accretion of preferred stocks	2,840	186	3,544	468
Dividends on preferred stocks	272	347	1,120	1,047

Net income (loss) attributable to common shareholders	$(2,306)	$653	$(15,697)	$(849)

Earnings (loss) per share:
Basic	$(0.07)	$0.02	$(0.54)	$(0.03)
Diluted	$(0.07)	$0.02	$(0.54)	$(0.03)

Weighted average shares:
Basic	31,663,993	28,122,306	29,311,000	27,769,844
Diluted	31,663,993	31,848,130	29,311,000	27,769,844

(1)Includes revenues through related parties	$32,617	$25,755	$87,154	$72,577
(2)Includes cost of revenues through related parties	$18,184	$13,517	$49,235	$38,525

(3)Excludes stock-based compensation expense as follows:
Cost of revenues	$955	$—	$957	$—
Selling, general and administrative expenses	1,080	—	9,229	420
Research and development expenses	1,460	—	1,545	5

	$3,495	$—	$11,731	$425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30

(In thousands, except share and per share data)	2002	2001

	(unaudited)
Cash flows provided by (used in) operating activities:
Net income (loss)	$(11,033)	$666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in income of subsidiaries	7,675	2,805
Depreciation and amortization	4,853	3,145
Deferred tax provision (benefit)	(1,196)	1,228
Provision for bad debts	1,574	52
Equity in (income) losses of equity investees	(162)	(543)
Stock-based compensation expense	11,731	425
Provision to mark to market warrant liability	8,902	3,921
Tax benefit realized from exercises of employee stock options	325	—
Loss on disposal of machinery and equipment	198	25
Changes in operating assets and liabilities:
Accounts receivable	(4,249)	6,881
Inventories	(22,623)	(14,427)
Other receivables	330	72
Prepaid expenses and other current assets	(1,534)	(2,502)
Accounts payable	7,378	(1,053)
Accrued payroll and benefits	167	(346)
Customer advances	5,226	1,799
Accrued warranty expense	338	1,273
Income taxes payable	(327)	(4,602)
Other accrued expenses	(532)	(1,729)

Net cash provided by (used in) operating activities	7,041	(2,910)

Cash flows used in investing activities:
Additions to property and equipment	(19,514)	(4,401)
Additions to other assets	(2,898)	(6,228)

Net cash used in investing activities	(22,412)	(10,629)

Cash flows provided by financing activities:
Increase (decrease) in cash management clearing	3,747	646
Proceeds from exercise of stock options	4,449	17
Retirements of common stock	(12,235)	(318)
Proceeds from issuance of common stock, net of offering costs	171,773	—
Purchase of treasury stock	(343)	—
Redemption of preferred stock	(10,000)	—
Payment of dividends on preferred stock	(664)	(673)
Issuance of long-term debt	3,997	—
Unused proceeds from bond issue	—	1,993
Principal payments of long-term debt and capital lease obligations	(4,594)	(2,082)
Draws on line of credit	122,808	77,387
Payments under line of credit	(122,741)	(64,524)

Net cash provided by financing activities	156,197	12,446

Effect of foreign currency exchange rates on cash and cash equivalents	146	189

Net increase (decrease) in cash and cash equivalents	140,972	(904)
Cash and cash equivalents, beginning of period	1,827	1,298

Cash and cash equivalents, end of year	$142,799	$394

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.     Organization and Presentation

     The unaudited condensed consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the “Company”), namely CTI Services, Inc. (Services), Advanced Crystal Technology, Inc. (ACT), CTI GmbH (GmbH), PETNET Pharmaceuticals, Inc. (PETNET), and CTI PET Systems, Inc. (CTI PET Systems). All of the subsidiaries are wholly owned except for CTI PET Systems in which CTI owns 50.1%. The balance of CTI PET Systems is owned by Siemens Medical Solutions USA, Inc. (Siemens).

     The Company’s products and services can be broadly classified into four principal categories: Positron Emission Tomography (PET) scanners, radiopharmaceuticals, detector materials, and other PET products and services. CTI PET Systems manages the development, production and sale of the ECAT® line of PET scanners. PETNET develops, produces and distributes radiopharmaceuticals. ACT and CTI’s unincorporated division, CTI Detector Materials, develop and manufacture detector materials used in PET scanners. CTI Services and Sales manufactures, sells and services PET scanners, cyclotron systems and other PET related products.

     These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2001, included in the Company’s Registration Statement on Form S-1, as amended, which was declared effective by the Securities and Exchange Commission on June 20, 2002.

2.     Summary of Significant Accounting Policies

     Interim Financial Statements — The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form S-1 Registration Statement under the Securities Act of 1933 filed with the SEC. Information in the accompanying unaudited condensed consolidated financial statements and notes to the financial statements for the interim period as of June 30, 2002, and for the three and nine month periods ended June 30, 2001 and 2002, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002 or any future period.

     Principles of Consolidation — All significant intercompany balances and transactions have been eliminated. The Company periodically enters into arrangements in which it holds a majority of the equity ownership. In some instances, the Company also has influence over a majority of the board of directors or managers. The Company determines accounting for these investments under Statement of Financial Accounting Standard (SFAS) No. 94 and Accounting Principles Board (APB) Opinion No. 18 and, where appropriate, evaluates its and the minority shareholders’ participating rights in accordance with Emerging Issues Task Force (EITF) Issue 96-16 to determine whether consolidation or equity method accounting is appropriate in each case.

     CTI owns a majority interest in CTI PET Systems. Under the terms of the CTI PET Systems operating agreement, CTI has influence over a majority of the board of directors. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by a majority vote of the board of directors. CTI PET Systems is consolidated in the Company’s financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

     In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in four radiopharmacies which are accounted for under the equity method.

     Revenue Recognition — The Company records revenues in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), specifically when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

     Revenues derived from the sale of scanners, calibration sources, spare parts, and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms. Under the Company’s distribution agreements for scanners, revenues are recognized upon delivery to our distributors when all other revenue recognition criteria have been met. Revenues derived from installing scanning equipment and associated training are deferred and recognized when installation and training are complete. For cyclotron system sales, all revenue is recognized upon installation and customer acceptance, as installation is deemed essential to the functionality of cyclotrons.

     Revenues derived from distribution of radiopharmaceuticals are recognized upon delivery of the product. Equipment maintenance service contracts are typically three or more years in duration and related revenues are recognized ratably over the respective contract periods as the services are performed. For other services, revenue is recognized upon completion of the service.

     The Company’s contracts require customer payments in advance of revenue recognition. These amounts are reflected as customer advances and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

     Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

     Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral to support customer receivables. As noted above, CTI PET Systems’ sales of scanners are made through distribution agreements with CTI, Siemens and other entities. The Company’s sales through and to Siemens represented 47.2% (unaudited) and 50.7% (unaudited) of consolidated sales for the three and nine month periods ended June 30, 2002, respectively.

     Inventories — Inventories are valued at the lower of cost or market, with cost being determined utilizing the first-in, first-out method. Cyclotrons which have been delivered but not yet accepted by customers are included in inventories.

     Property and Equipment — Property and equipment are recorded at cost and depreciation is provided for buildings, building and leasehold improvements, and machinery and equipment using the straight-line method of amortization over the estimated useful lives of the related assets ranging from 30 years for buildings, 7 years for building improvements, and 3 to 10 years for machinery and equipment. Assets under capital lease and leasehold improvements are amortized over their estimated useful lives or the respective lease terms, whichever is shorter. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in operations for the period.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

     Income Taxes — The Company records deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable. The Company does not recognize deferred income taxes for temporary differences associated with its investment in foreign subsidiaries because the differences are essentially permanent in duration.

     Stock-Based Compensation — As permitted by SFAS No. 123 (SFAS 123), CTI has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its plans.

     Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the accompanying unaudited condensed consolidated financial statements, management has made assumptions and estimates in accounting for credit risk, inventories, property and equipment, goodwill, warranty, income taxes, capital leases, stock-based compensation, and warrants.

     Earnings per share

     Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, were considered contingently returnable until the restrictions lapse and were not included in the basic earnings per share calculation until the shares were vested upon the completion of the Company’s initial public offering. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows:

	Three Months Ended,		Nine Months Ended,
	June 30		June 30

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Numerator:
Net income (loss) available to common shareholders — basic and diluted	$(2,306)	$653	$(15,697)	$(849)

Denominator:
Weighted-average number of common shares outstanding	31,663,993	28,122,306	29,311,000	27,769,844

Dilutive potential
Common shares relating to:
Restricted stock	—	1,973,715	—	—
Options	—	1,752,109	—	—

Dilutive potential
Common shares used in computing diluted net income per share	—	3,725,824	—	—

Total weighted average number of shares used in computing diluted net income per share	31,663,993	31,848,130	29,311,000	27,769,844

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The following amounts of outstanding warrants, convertible redeemable preferred stock, restricted stock and options were excluded from the computation of diluted net income per common share for the three month and nine month periods ended June 30, 2002 and 2001 because including them would have had an antidilutive effect:

	Three Months Ended,		Nine Months Ended,
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

Warrants	—	2,447,181	1,613,526	2,447,181
Convertible redeemable preferred stock	1,139,341	1,280,000	1,228,425	1,280,000
Restricted stock	1,613,935	—	1,576,353	1,973,715
Options	3,510,749	1,773,429	3,070,614	1,482,577

	6,264,025	5,500,610	7,488,918	7,183,473

Recent Accounting Pronouncements

     Business Combinations - In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, Business Combinations and Statement of Financial Accounting Standards No. 38, Accounting for Reacquisition Contingencies of Purchased Enterprises. Statement of Financial Accounting Standards No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. We adopted Statement of Financial Accounting Standards No. 141 during the first quarter of fiscal year 2002, and this adoption had no impact on our financial statements.

     Goodwill - In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principal Board Opinion No. 17, Intangible Assets. Statement of Financial Accounting Standards No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We elected to early adopt Statement of Financial Accounting Standards No. 142 during the first quarter of fiscal year 2002. Upon adoption of Statement of Financial Accounting Standards No. 142, we performed an impairment test of goodwill and determined that no impairment of the recorded goodwill existed. Under Statement of Financial Accounting Standards No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired.

     Asset Retirement - In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement of Financial Accounting Standards No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. We believe that the adoption of Statement of Financial Accounting Standards No. 143 will not have a significant impact on our financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

     Accounting for Impairment - In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. We believe that the adoption of Statement of Financial Accounting Standards No. 144 will not have a significant impact on our financial statements.

     Vendor to Customer Consideration - In November 2001 the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of Emerging Issues Task Force 00-14, 00-22 and 00-25. This issue presumes consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. The adoption of Emerging Issues Task Force 01-09 did not have a significant effect on our financial statements.

     Sale Leaseback Transactions - In April 2002 FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We believe that the adoption of SFAS 145 will not have a significant impact on our financial statements.

     Costs Associated with Exit or Disposal Activities - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The Company believes that the adoption of SFAS 146 will not have a significant impact on the Company’s financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

3.     Inventories

Inventories consist of the following:

	June 30,	September 30,
	2002	2001

	(unaudited)

Component parts	$25,107	$13,545
Work in process	9,526	10,992
Finished goods	35,070	22,543

	$69,703	$47,080

     Cyclotrons that were delivered but not yet accepted by the customers are included in inventories as finished goods in the condensed consolidated balance sheets at June 30, 2002 and September 30, 2001 and totaled $8,764 (unaudited) and $6,910, respectively.

4.     Property and Equipment

     Property and equipment consist of the following:

	June 30,	September 30,
	2002	2001

	(unaudited)

Land	$2,044	$2,044
Buildings	9,417	9,608
Building and leasehold improvements	13,710	6,406
Machinery and equipment	46,528	33,118
Less accumulated depreciation	(19,662)	(14,859)
Assets under construction	17,651	11,002

Property and equipment, net	$69,688	$47,319

     Depreciation expense for the three months ended June 30, 2002 and 2001 was $1,829 (unaudited) and $1,025 (unaudited), respectively, and for the nine months ended June 30, 2002 and 2001 was $4,833 (unaudited) and $2,563 (unaudited), respectively.

     We used capital leases to finance the procurement of capital equipment in the amounts of $7,886 (unaudited) and $8,703 (unaudited) for the nine months ended June 30, 2002 and 2001, respectively.

5.     Commitments and Contingencies

     The Company has an exclusive patent and technology license to manufacture and use materials and products containing LSO (lutetium oxyorthosilicate). The Company pays an annual royalty based on a percentage of the manufacturing cost of materials sold. The royalty amounts accrued were $281 (unaudited) and $132 (unaudited), and $140 (unaudited) and $89 (unaudited), respectively, for the three and nine month periods ended June 30, 2002 and 2001, respectively. The agreement is in effect until October 27, 2008 when the patent is due to expire.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

     On or about May 8, 2002, Cox Nuclear Pharmacy, Inc. & Accuscan LLC filed an action against CTI, PETNET Pharmaceuticals, Inc. and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs have set forth eight causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. Because the investigation with respect to the allegations is at a preliminary stage an estimate of the possible loss or range of loss, if any, cannot be made. Nevertheless, CTI believes that the claims are without merit and intends to vigorously defend against this suit.

6.     Long-Term Debt

     On March 14, 2002, CTI executed, and all of its subsidiaries guaranteed, a $90,000 syndicated revolving credit facility (the Syndicated Facility) with a group of banks. Borrowing under the Syndicated Facility is collateralized by all property and interests in property, presently owned or hereafter acquired or presently existing or hereafter created by the Borrower or the Guarantors, including any and all proceeds thereof, in which a security interest is now or hereinafter granted; provided, however, that all real property of the Borrower encumbered with an existing mortgage, as of March 14, 2002, is excluded; and provided further that the property and interests of CTI PET Systems are limited to the inventory and accounts receivable and all proceeds therefrom of CTI PET Systems. Interest is at LIBOR plus 1.00% to 2.00% or, at our option, the lender’s base rate plus 0.00% to 1.00%, payable monthly (3.59% at June 30, 2002). The Syndicated Facility matures on March 14, 2004 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. The outstanding balance of the Syndicated Facility at June 30, 2002 is $43,854 (unaudited).

     Industrial Revenue Bonds — In 1988 ACT entered into an agreement with the Industrial Development Board of Blount County, Tennessee (the Board) relating to the issue of Industrial Development Revenue Bonds (the Series 1988 Bonds) by the Board in the aggregate principal amount of $5,000 for the purpose of lending proceeds from the Bonds to ACT. Such proceeds were restricted to use in the acquisition, construction, improvement, and equipping of a manufacturing plant in Blount County, Tennessee. The remaining $3,600 balance of the Series 1988 Bonds is supported by an irrevocable letter of credit agreement that expires March 14, 2004. The Series 1988 Bonds are due in August 2008.

     On August 1, 2000, ACT entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the ACT manufacturing plant in Blount County, Tennessee. At September 30, 2001 and June 30, 2002, the total unused bond proceeds were $2,060 and $0 (unaudited) respectively. The remaining $2,700 balance of the Series 2000 Bonds is supported by an irrevocable letter of credit agreement that expires March 14, 2004. The Series 2000 Bonds are due in August 2010. In May 2002, ACT redeemed all outstanding tax exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

     CTI is required to deposit 10.0% of the debt in the ACT Liquidity Fund (sinking fund) annually, beginning February 1, 2002, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 2.15% to 2.45% at September 30, 2001 and 1.50% to 1.95% at June 30, 2002, respectively).

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

     Notes Payable — At June 30, 2002, CTI may borrow up to $7,900 under the terms of a construction loan agreement with a bank. Interest is at LIBOR plus 1.25% to 2.25% (3.59% at June 30, 2002 and 5.25% at September 30, 2001) payable monthly. The outstanding balance on this construction loan agreement was $5,861 and $1,864 (unaudited), at June 30, 2002 and September 30, 2001, respectively. The loan matures on February 15, 2003.

7.     Income Taxes

     The Company files a consolidated federal tax return that includes CTI, PETNET, Services and ACT. CTI PET Systems files a separate federal return and GmbH files a German return. At June 30, 2002, the Company has tax credit carryforwards of $495, which begin to expire in the year 2013, that are available to reduce future federal income taxes.

     The difference between the actual income amount and the amount computed by applying the statutory federal income tax rate, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

Federal Tax @ 35%	$3,045	$880	$2,232	$2,995
State Tax	283	98	207	334
Research and Development Credit	—	(65)	—	(222)
Warrant Liability Mark to Market Permanent Difference	—	—	3,405	1,525
Stock Based Compensation	1,371	—	3,375	—
Extraterritorial Income Benefit	(316)	—	(316)	—
Other Permanent Differences	(145)	(19)	(64)	454

Provision for Income Taxes	$4,238	$894	$8,839	$5,086

8.     Stock Options and Warrants

Incentive Stock Option Plans

     In 1998 the Company adopted an incentive stock option plan for officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to seven years. Twelve million eight hundred thousand shares had been authorized under this plan; however, after the adoption of the 2002 Long-Term Incentive Plan, in May 2002, no further awards will be granted under this plan.

     On May 23, 2002, the Company shareholders approved the 2002 Long-Term Incentive Plan which became effective upon the closing of our initial public offering. Three million shares have been authorized under the 2002 plan.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

     The following table summarizes information about incentive stock options under both plans at June 30, 2002:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$2.81	1,194,790	3.28	$2.81	1,193,030	$2.81
$3.09 to $3.87	599,078	5.38	$3.42	586,718	$3.41
$4.69	843,842	6.26	$4.69	410,657	$4.69
$5.56 to $6.12	691,940	6.75	$5.59	356,476	$5.62
$17.00	2,765	9.93	$17.00	691	$17.00

	3,332,415			2,547,572

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Non-qualified Options

     In addition, the Company provides non-qualified stock options to certain officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to ten years.

     The following table summarizes information about non-qualified stock options at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of
Exercise	Number	Average	Average	Number	Average
Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$0.16	522,294	2.20	$0.16	522,294	$0.16
$2.81 to 3.09	101,440	3.01	$3.03	101,440	$3.03
$3.52 to 4.69	537,168	5.92	$4.15	280,100	$3.66
$5.56	418,485	7.26	$5.56	289,370	$5.56
$17.00	44,118	9.91	$17.00	44,118	$17.00

	1,623,505			1,237,322

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Stock-based Compensation

     During the three and nine month periods ended June 30, 2002, the Company issued options to purchase common stock with exercise prices ranging from $4.69 to $17.00. The Company recorded non-cash compensation charges to earnings for the excess of estimated fair value over the exercise price of these options totaling $3,495 (unaudited) and $0 (unaudited), and $11,731 (unaudited) and $425 (unaudited), respectively, during the three and nine month periods ended June 30, 2002, and 2001, respectively. In connection with the issuance of options to purchase common stock, the Company recorded unearned compensation of $2,978 and $4,694 for the three and nine months ended June 30, 2002, including $1,716 related to options issued in March 2002. The Company is amortizing the balance to stock-based compensation expense over the respective vesting periods ranging from three to four years. During the three months ended June 30, 2002, 25,978 of the options to purchase common stock were issued to non-employees that provided services to the Company in the past. The fair value of these options of $93 was expensed in the three months ended June 30, 2002 and was determined using Black-Scholes option pricing model using a risk-free interest rate of 6.85%, an expected life of seven years (the life of the options) and expected dividends of $0.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

9.     Related Party Transactions

     From 1987 through April 2001, Siemens was the exclusive distributor of scanners manufactured by CTI PET Systems. In April 2001 CTI PET Systems implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with one renewal period of one year. The agreement is cancellable with three years notice upon the expiration of the then current term. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales through and to Siemens were $32,617 (unaudited) and $87,154 (unaudited), respectively, during the three and nine month periods ended June 30, 2002. Accounts receivable and customer advances received through Siemens totaled $49,816 (unaudited) and $4,679 (unaudited), respectively, at June 30, 2002.

     Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CTI PET Systems. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At June 30, 2002 the cumulative total number of units sold by CTI PET Systems was 467. By September 30, 2002, CTI PET Systems would need to have sold a cumulative total of 907 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before 2005.

10.     Stockholders Equity and Warrants

     On September 30, 1999, CTI issued 400,000 shares of redeemable preferred stock, 200,000 shares of convertible redeemable preferred stock and a warrant to purchase 2,196,326 common shares for gross proceeds of $15,000.

     The redeemable preferred stock has a 9% dividend rate that is payable quarterly in cash and must be redeemed on September 30, 2006. It is also subject to mandatory redemption upon written election of the holders of a majority of the redeemable preferred stock upon the occurrence of one of the following events: 1) initial public offering, 2) change of control or sale of substantially all of the assets of the Company, or 3) failure to comply with a leverage test. CTI is accreting the redeemable preferred stock to the redemption amount of $10,000 using the effective interest method. The accretion on the redeemable preferred stock in the three and nine month periods ended June 30, 2002 and 2001 was $2,077 and $87 (unaudited), and $2,260 and $254 (unaudited), respectively.

     The convertible redeemable preferred stock has a 10% dividend that accrues until the stock is converted or redeemed. It is also subject to mandatory redemption upon the written election of the holders of a majority of the shares of convertible redeemable preferred stock upon the occurrence of one of the following events: 1) an initial public offering, 2) change of control or sale of substantially all of the assets of the Company, or 3) failure to comply with a leverage test. On September 30, 2005, the convertible redeemable preferred stock is redeemable at the greater of the liquidation preference plus accrued dividends or the fair market value of CTI’s common stock. The convertible redeemable preferred stock can be converted into 1,280,000 shares of common stock. CTI is accreting the convertible redeemable preferred stock to its redemption amount using the effective interest method. The accretion on the convertible redeemable preferred stock in the three and nine month periods ended June 30, 2002 and 2001 was $763 and $99 (unaudited), and $1,284 and $214 (unaudited), respectively.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

The warrant, which had an exercise price of $0.0016 per share, was valued at $4,374 on the date of issuance based on its relative fair value using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 6.8%, estimated life of ten years, 75% volatility and no dividend yield. Pursuant to anti-dilution provisions in the agreement, the number of shares available to be purchased under the warrant was increased by 250,854 shares to 2,447,181 in connection with CTI’s acquisition of the remaining minority interest in PETNET in October 2000. CTI recorded a warrant liability upon issuing the redeemable preferred stock and convertible redeemable preferred stock based on the relative fair value of the warrants issued in the transaction. CTI makes periodic mark to market adjustments, which are reflected in the accompanying unaudited condensed consolidated statements of operations in accordance with the provisions of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

     On March 29, 2002, the purchaser exercised the warrant through a cashless exercise and received 2,446,563 shares of common stock. On March 31, 2002 an agreement was reached with the purchaser to redeem all redeemable preferred stock, to convert all convertible redeemable preferred stock upon the closing of the Company’s initial public offering, and to eliminate the put feature on the warrants, which had been exercised for common stock. Because the warrant had a put feature and thus gave the holder the choice of cash settlement or settlement in shares, the Company was required to report the proceeds from the issuance of the warrant as a liability and subsequently measure the warrant at fair value with changes in the fair value reported in earnings until the put feature was eliminated on March 31, 2002. The mark-to-market adjustment expensed in the statement of operations was $8,902 and $3,921, for the nine month periods ended June 30, 2002, and 2001, respectively.

     On June 26, 2002, CTI exercised a repurchase option in connection with its initial public offering which qualifies as a Liquidity Event (as defined in the warrant agreement). The option called for a $1,000 payment in exchange for a portion of the warrant covering from 188,189 to 1,191,165 shares, based on the internal rate of return to the purchaser of the preferred stock. Pursuant to the warrant agreement, the Company received a credit against the $1,000 payment in an amount equal to fifty percent of any underwriting fees paid by the Company to an affiliate of the holder of the warrant in connection with a public offering of the Company’s common stock. The Company received a credit in the amount of $657 in connection with its initial public offering and therefore paid $343 to repurchase 1,191,165 shares upon the closing of the offering.

     On May 13, 2002, the Company purchased an aggregate of 2,536,109 shares of its outstanding common stock from two shareholders for the aggregate price of $11.9 million in cash.

     On May 15, 2002, the Board of Directors approved a 1.6-for-1 common stock split and an increase in the number of authorized common shares, which was effective on June 1, 2002. All references to number of common shares, per share amounts, and stock option and warrant data have been restated for all periods presented to reflect the stock split.

     On May 21, 2002, the Company’s Board of Directors adopted a stockholder protection rights agreement and declared a dividend of one Right for each share of Common Stock held of record as of the close of business on the closing date of the initial public offering of Common Stock of the Company pursuant to an effective registration statement filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933. The Rights, which do not have any voting rights, are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company’s Common Stock. Each Right, should it become exercisable, will entitle the owner to buy one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an exercise price of $130. The Rights may be terminated without payment by the Company at any time prior to the date that is ten business days after the acquisition of 15% or more of the Company’s Common Stock by a person or group.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

In the event the Rights become exercisable as a result of the acquisition of at least 15% of the Company’s Common Stock, each Right will entitle the owner, other than the acquiring person, to buy at the Right’s then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of Common Stock per Right. The Rights expire on June 1, 2012 unless earlier terminated by the Board. As a result of the adoption of the Shareholders’ Rights Plan, 50,000 shares of authorized preferred stock have been reserved and designated as Series C Junior Participating Preferred Stock.

     On June 26, 2002, the Company closed its initial public offering in which it sold 11,048,000 shares of common stock at $17 per share for net proceeds of approximately $172 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the initial public offering, all the Company’s convertible preferred stock, totaling $6,000, automatically converted into 1,280,000 shares of common stock. On June 26, 2002 the Company used approximately $10.2 million of the proceeds from the offering to redeem all of its redeemable preferred stock, including accrued dividends.

11.     Segments

     The Company operates in four reportable business segments based on differences in products and services: CTI PET Systems, PETNET radiopharmaceuticals, Detector Materials, and CTI Services and Sales. The CTI PET Systems segment designs, manufactures and markets medical research and scanning equipment. The PETNET radiopharmaceuticals segment manufactures and distributes radiopharmaceuticals to customers. The Detector Materials segment manufactures a scintillation component sold primarily to the CTI PET Systems segment. The Company’s cyclotron systems, services and distribution businesses are reflected in CTI Services and Sales segment.

     Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company’s headquarters building and non-allocable costs that are included in the CTI Services and Sales segment. The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted principally in the U.S.; however, the Company does have foreign operations for which identifiable assets are immaterial.

     Sales were distributed to the following locations:

	Three Months Ended,		Nine Months Ended,
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

United States	78.5%	81.7%	75.1%	74.8%
Foreign	21.5	18.3	24.9	25.2

	100.0%	100.0%	100.0%	100.0%

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share and per share data)

     The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine month periods ended June 30, 2002 and 2001:

	CTI PET		Detector	CTI Services	Reconciling	Consolidated
	Systems	PET Net	Materials	and Sales	Items	Total

Three Months Ending June 30, 2002 (unaudited)
External revenues	$36,944	$14,876	$333	$16,891	$—	$69,044
Intersegment revenues	12,340	31	7,302	5,796	(25,469)	—
Depreciation and amortization	204	1,208	208	445	(229)	1,836
Interest expense	130	538	271	1,017	(746)	1,210
Interest income	—	1	49	749	(746)	53
Equity in income (losses) of investees	—	41	—	(89)	—	(48)
Income tax expense	4,012	(90)	813	(347)	(150)	4,238
Net income (loss)	7,238	702	1,328	1,269	(9,731)	806
Total assets	106,794	62,786	36,761	356,431	(160,823)	401,949
Investment in equity method investees	—	1,320	—	499	—	1,819
Capital expenditures	283	6,203	2,363	2,906	(1,318)	10,437
Three Months Ending June 30, 2001 (unaudited)
External revenues	$27,318	$9,806	$403	$587	$—	$38,114
Intersegment revenues	81	—	5,074	8,575	(13,730)	—
Depreciation and amortization	165	597	176	337	321	1,596
Interest expense	129	374	352	1,131	(1,106)	880
Interest income	—	3	75	1,097	(1,106)	69
Equity in income (losses) of investees	—	269	—	—	—	269
Income tax expense	568	125	457	(388)	132	894
Net income (loss)	852	331	927	3,043	(3,967)	1,186
Total assets	70,413	36,889	27,293	143,738	(103,368)	174,965
Investment in equity method investees	—	1,147	—	55	—	1,202
Capital expenditures	699	5,538	127	922	(1,037)	6,249
Nine Months Ending June 30, 2002 (unaudited)
External revenues	$101,668	$40,221	$758	$29,211	$—	$171,858
Intersegment revenues	18,865	260	17,491	14,216	(50,832)	—
Depreciation and amortization	586	3,066	612	1,214	(625)	4,853
Interest expense	414	1,716	758	2,653	(2,006)	3,535
Interest income	—	5	147	1,936	(2,006)	82
Equity in income (losses) of investees	—	405	—	(243)	—	162
Income tax expense	10,042	(63)	1,719	(2,903)	44	8,839
Net income (loss)	17,022	(737)	2,873	(11,059)	(19,132)	(11,033)
Total assets	106,794	62,786	36,761	356,431	(160,823)	401,949
Investment in equity method investees	—	1,320	—	499	—	1,819
Capital expenditures	764	15,970	2,725	10,241	(2,301)	27,399
Nine Months Ending June 30, 2001 (unaudited)
External revenues	$77,813	$24,433	$1,475	$9,707	$—	$113,428
Intersegment revenues	540	—	10,490	14,830	(25,860)	—
Depreciation and amortization	422	1,405	506	848	(36)	3,145
Interest expense	593	766	1,158	3,783	(3,295)	3,005
Interest income	1	23	186	3,184	(3,295)	99
Equity in income (losses) of investees	—	543	—	—	—	543
Income tax expense	3,723	125	1,328	(396)	306	5,086
Net income (loss)	5,585	247	1,649	290	(7,105)	666
Total assets	70,413	36,889	27,293	143,738	(103,368)	174,965
Investment in equity method investees	—	1,147	—	55	—	1,202
Capital expenditures	1,251	9,643	2,571	190	(1,037)	12,618

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations as of the date of this filing, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our businesses include but are not limited to:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2002;

•	competition and pricing;

•	the seasonality of capital equipment sales;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	our ability to enhance existing, or develop new products and services and the market acceptance of these products and services;

•	the development of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available, and the reimbursement levels of third-party payors;

•	our future sources of and needs for liquidity and capital resources;

•	our ability to maintain contracts and relationships with key suppliers, research and development collaboration partners, customers and distributors, and the timing of orders from distributors and customers;

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights;

•	our discussion of our critical accounting policies;

•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Factors Affecting Operations and Future Results”.

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

Overview

     We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at a molecular level thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes scanners, cyclotrons, detector materials, radiopharmaceutical manufacturing and distribution and related support services.

     Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to our CTI PET Systems segment. Our strategy includes plans for growing our other segments over time with a goal of having greater than 50% of our gross revenues and net income being derived from such other segments by 2006, the expected year that Siemens’ could first close on the exercise of its option to purchase CTI PET Systems. This strategy contemplates the following initiatives: (1) expansion of our PETNET radiopharmaceutical distribution network to meet market needs; (2) direct distribution of PET scanners by CTI; (3) development of new proprietary radiopharmaceuticals; (4) growing our service contract business; and (5) adding additional products and services.

Segments

     We operate in four segments for financial reporting purposes: CTI PET Systems; PETNET; CTI Detector Materials, and CTI Services and Sales.

CTI PET Systems

     Our CTI PET Systems segment includes the development, production and sale of PET and PET/CT scanners. We conduct this business through our subsidiary, CTI PET Systems, Inc., which was formed in 1987 as a joint venture with Siemens Medical Solutions USA, Inc., a wholly owned subsidiary of Siemens, AG. We own 50.1% of CTI PET Systems and Siemens owns the remaining 49.9%.

     From 1987 until April 2001, the products of CTI PET Systems were distributed exclusively by Siemens. Under this distribution agreement, CTI PET Systems received and recognized revenue in an amount equal to the price to the customer and we paid Siemens a fee to cover its selling, marketing, and distribution costs. These fees were reported as costs of revenues and selling expenses in our consolidated statements of operations. Under this agreement, we set the price to the end customer, had ultimate liability to the end customer for product performance, and retained credit risk associated with sales to end customers.

     In April 2001 we implemented a multiple distributor strategy for CTI PET Systems by commencing direct distribution and by pursuing additional third-party distributor agreements. In November 2001 we added Hitachi Medical Systems America, Inc. as a third-party distributor of CTI PET Systems’ products. Following our implementation of the multiple distributor strategy, we began receiving and recording revenue from sales made through third-party distributors in an amount equal to the price to the distributor and ceased paying fees to distributors to cover their selling, marketing and distribution costs. Under these agreements, we set the price to distributors who set their own price to the end customer. We do not bear credit risk associated with sales made by the distributor to end customers.

     The scanners manufactured by CTI PET Systems have historically ranged in customer price from $800,000 to $2.5 million and offer customers a broad range of throughput times, resolution and image quality.

PETNET

     Our PETNET segment consists of our business of developing, manufacturing and distributing radiopharmaceuticals and providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We conduct this business through our subsidiary, PETNET Pharmaceuticals, Inc.

     We currently operate 32 PETNET radiopharmacies around the country. Twelve of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 32 radiopharmacies PETNET operates also include three radiopharmacies we do not consolidate. PETNET owns 50.1% of these radiopharmacies.

Detector Materials

     Our CTI Detector Materials segment includes our business of developing, manufacturing and selling detector materials for use in PET scanners. We conduct this business through a wholly owned subsidiary named Advanced Crystal Technology, Inc. and an unincorporated division of CTI called CTI Detector Materials. We acquired Advanced Crystal Technology, Inc. in July 1999.

     Advanced Crystal Technology, Inc. manufactures bismuth germanate, or BGO, the primary detector material used in the current generation of PET scanners. Our CTI Detector Materials division has exclusive rights to the development and manufacturing of a next generation detector material called lutetium oxyorthosilicate, or LSO. We acquired these exclusive rights from Schlumberger Technology Corporation in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are expected to expire in October 2008. We have invested significant capital in CTI Detector Materials in order to meet an expected increase in demand for detector materials as the PET market continues to grow.

CTI Services and Sales

     Our CTI Services and Sales segment includes:

•	our division that distributes PET scanners manufactured by CTI PET Systems;

•	our cyclotron division;

•	CTI Services, Inc., which makes and sells calibration sources;

•	our domestic product service division;

•	our German subsidiary that services our products in Europe;

•	our 50% ownership interest in a radiopharmacy joint venture in Turkey, which we do not consolidate; and

•	CTI Molecular Imaging, Inc., our parent company, which provides general and administrative services to the segment and divisional businesses.

Components of Revenues and Expenses

Revenues

     Our revenue is derived primarily from sales of PET products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CTI PET Systems and, therefore, is eliminated in consolidation for financial reporting purposes. Revenue for cyclotron systems is recognized upon successful installation and customer acceptance. Installation is deemed essential to the functionality of the machines and we alone provide this service for our cyclotrons. Revenue for service contracts is recognized ratably over the period in which the service is provided.

Cost of Revenues

     Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 32 PETNET radiopharmacies around the U.S. We employ a network of PET field service engineers to service our installed base of scanners and cyclotrons.

     Cost of revenues consists primarily of:

•	purchase cost of materials;

•	expenses related to internal operations of the manufacturing and service organizations;

•	expenses related to technical support and maintenance;

•	expenses related to distribution, shipping, installation, acceptance, and warranty of our products;

•	royalties payable under technology licenses; and

•	fixed asset depreciation, primarily for our detector materials and radiopharmacies.

Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of:

•	salaries, commissions and related expenses for personnel engaged in sales, general and administrative activities;

•	costs associated with advertising, trade shows, promotional and other marketing activities; and

•	legal and accounting fees for professional services.

     Research and Development. Significant investment in research and development has been made, and we believe will continue to be required, to develop new products and enhance existing products to allow us to further penetrate the PET market. These expenses consist primarily of:

•	salaries and related personnel expenses;

•	expenditures for prototype materials and supplies;

•	overhead allocated to product development;

•	legal costs associated with filing of patents and regulatory matters; and

•	research grants and consulting fees to various third parties.

Results of Operations

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation and income (loss) from operations for all segments, expressed in millions of dollars.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
CTI PET Systems	$49.3	$27.4	$120.5	$78.4
PETNet	14.9	9.8	40.5	24.4
Detector materials	7.6	5.5	18.2	12.0
CTI Services and Sales	22.6	9.1	43.4	24.5
Intercompany eliminations	(25.4)	(13.7)	(50.8)	(25.9)

Total	69.0	38.1	171.8	113.4

Cost of revenues:
CTI PET Systems	31.7	17.3	74.7	46.4
PETNet	10.3	7.3	30.6	18.6
Detector materials	4.8	3.6	11.5	7.1
CTI Services and Sales	18.7	6.8	34.3	18.7
Intercompany eliminations	(24.4)	(12.5)	(49.0)	(25.0)

Total	41.1	22.5	102.1	65.8

Selling, general and administrative expenses:
CTI PET Systems	2.1	4.8	7.6	12.6
PETNet	2.5	1.2	7.0	3.6
Detector materials	0.3	0.2	0.7	0.5
CTI Services and Sales	4.0	1.4	9.3	3.0

Total	8.9	7.6	24.6	19.7

Research and development expenses:
CTI PET Systems	4.1	3.6	10.7	9.2
PETNet	0.9	0.5	2.0	1.1
Detector materials	0.2	0.0	0.6	0.4
CTI Services and Sales	0.7	0.7	2.0	1.8

Total	5.9	4.8	15.3	12.5

Stock-based compensation

CTI Services and Sales	3.5	0.0	11.7	0.4

Income (loss) from operations:
CTI PET Systems	11.4	1.7	27.5	10.2
PETNet	1.2	0.8	0.9	1.1
Detector materials	2.3	1.7	5.4	4.0
CTI Services and Sales	(4.3)	0.2	(13.9)	0.6
Intercompany eliminations	(1.0)	(1.2)	(1.8)	(0.9)

Total	$9.6	$3.2	$18.1	$15.0

     The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
CTI PET Systems	71.4%	71.9%	70.1%	69.1%
PETNet	21.6	25.7	23.6	21.5
Detector materials	11.0	14.4	10.6	10.6
CTI Services and Sales	32.8	23.9	25.3	21.6
Intercompany eliminations	(36.8)	(35.9)	(29.6)	(22.8)

Total	100.0%	100.0%	100.0%	100.0%

Income (loss) from operations:
CTI PET Systems	118.7%	53.1%	151.9%	68.0%
PETNet	12.5	25.0	5.0	7.3
Detector materials	24.0	53.1	29.8	26.7
CTI Services and Sales	(44.8)	6.3	(76.8)	4.0
Intercompany eliminations	(10.4)	(37.5)	(9.9)	(6.0)

Total	100.0%	100.0%	100.0%	100.0%

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
CTI PET Systems:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.3	63.1	62.0	59.2
Selling, general and administrative	4.3	17.5	6.3	16.1
Research and development	8.3	13.2	8.9	11.7
Income (loss) from operations	23.1	6.2	22.8	13.0
PETNet:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.1	74.5	75.6	76.2
Selling, general and administrative	16.8	12.2	17.3	14.8
Research and development	6.0	5.1	4.9	4.5
Income (loss) from operations	8.1	8.2	2.2	4.5
Detector materials:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.2	65.5	63.2	59.2
Selling, general and administrative	3.9	3.6	3.8	4.2
Research and development	2.6	0.0	3.3	3.3
Income (loss) from operations	30.3	30.9	29.7	33.3
CTI Services and Sales:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	82.7	74.7	79.0	76.3
Selling, general and administrative	17.7	15.4	21.4	12.2
Research and development	3.1	7.7	4.6	7.4
Stock-based compensation	15.5	0.0	27.0	1.7
Income (loss) from operations	(19.0)	2.2	(32.0)	2.4

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

     Revenues for the three months ended June 30, 2002 were $69.0 million, an increase of $30.9 million, or 81.1%, from $38.1 million in 2001.

     CTI PET Systems. Revenues for the three months ended June 30, 2002 were $49.3 million, an increase of $21.9 million, or 79.7%, from $27.4 million for the three months ended June 30, 2001. The increase in revenues was driven primarily by an increase in unit sales of scanners from 18 units in 2001 to 42 units in 2002. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the new multiple distributor arrangement, whereby CPS now sells to its distributors at a transfer price while the distributors now carry most sales and marketing costs.

     PETNET. Revenues for the three months ended June 30, 2002 were $14.9 million, an increase of $5.1 million, or 52.0%, from $9.8 million for the three months ended June 30, 2001. The increase in revenue was due largely to the growth of dose shipments driven by the opening of new PETNET radiopharmacies as well as the continued increase in PET utilization as the number of indications approved for reimbursement increased. PETNET distributed approximately 79.7% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase in doses was partially offset by a decline in average revenue per dose.

     Detector Materials. Revenues for the three months ended June 30, 2002 were $7.6 million, an increase of $2.1 million, or 38.2%, from $5.5 million for the three months ended June 30, 2001. The growth in revenues was primarily due to growth in intercompany sales of LSO detector material to CTI PET Systems in conjunction with the increased shipment volume of LSO-based scanners. Intercompany sales accounted for 95.6% and 92.0% of total detector materials revenues for the three months ended June 30, 2002 and 2001, respectively.

     CTI Services and Sales. Revenues for the three months ended June 30, 2002 were $22.6 million, an increase of $13.5 million, or 148.4%, from $9.1 million in 2001. The increase in revenues was primarily due to the direct distribution of PET scanners by CTI which were purchased from CTI PET Systems.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the three months ended June 30, 2002 were $25.4 million, an increase of $11.7 million, or 85.4%, from $13.7 million in 2001. The increase in revenue eliminations was primarily due to increased sales of PET scanners by CTI, which were purchased from CTI PET Systems.

Cost of Revenues

     Cost of revenues for the three months ended June 30, 2002 was $41.1 million, an increase of $18.6 million, or 82.7%, from $22.5 million for the three months ended June 30, 2001. Cost of revenues for the three months ended June 30, 2002 was 59.6% of revenues compared to 59.1% for the three months ended June 30, 2001.

     CTI PET Systems. Cost of revenues for the three months ended June 30, 2002 was $31.7 million, an increase of $14.4 million, or 83.2%, from $17.3 million for the three months ended June 30, 2001. Cost of revenues for the three months ended June 30, 2002 increased to 64.3% of revenues compared to 63.1% of revenues for the three months ended June 30, 2001. The increase in cost of revenues as a percentage of revenues is primarily due to lower gross margins on units sold to third party distributors under our new multiple distributor arrangement and higher initial costs of the new PET/CT scanner.

     PETNET. Cost of revenues for the three months ended June 30, 2002 was $10.3 million, an increase of $3.0 million, or 41.1%, from $7.3 million in 2001. Cost of revenues for the three months ended June 30, 2002 decreased to 69.1% of revenues compared to 74.5% of revenues for the three months ended June 30, 2001. The decrease in cost of revenues as a percentage of revenues was due to realization of operational efficiencies as well as an increase in revenues. As new radiopharmacies mature and production volumes increase, cost of revenues as a percentage of revenues tends to decline.

     Detector Materials. Cost of revenues for the three months ended June 30, 2002 was $4.8 million, an increase of $1.2 million, or 33.3%, from $3.6 million for the three months ended June 30, 2001. Cost of revenues for the three months ended June 30, 2002 decreased to 63.2% of revenues as compared to 65.5% of revenues for the three months ended June 30, 2001.

     CTI Service and Sales. Cost of revenues for the three months ended June 30, 2002 was $18.7 million, an increase of $11.9 million, or 175.0%, from $6.8 million for 2001. Cost of revenues for the three months ended June 30, 2002 was 82.7% of revenues compared to 74.7% of revenues for 2001.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended June 30, 2002 were $24.4 million, an increase of $11.9 million, or 95.2%, from $12.5 million in 2001. Cost of revenues eliminated for the three months ended June 30, 2002 were 35.4% of revenues compared to 32.8% of revenues for 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended June 30, 2002 were $8.9 million, an increase of $1.3 million, or 17.1%, from $7.6 million for the three months ended June 30, 2001. Selling, general and administrative expenses for the three months ended June 30, 2002 were 12.9% of revenues compared to 19.9% of revenues for the three months ended June 30, 2001.

     CTI PET Systems. Selling, general and administrative expenses for the three months ended June 30, 2002 were $2.1 million, a decrease of $2.7 million, or 56.3%, from $4.8 million in 2001. Selling, general and administrative expenses for 2002 were 4.3% of revenues compared to 17.5% of revenues for the three months ended June 30, 2001. The decrease was due to the impact of the new distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs has shifted from CTI PET Systems to its distributors.

     PETNET. Selling, general and administrative expenses for the three months ended June 30, 2002 were $2.5 million, an increase of $1.3 million, or 108.3%, from $1.2 million in 2001. The increase in selling, general and administrative expenses was due to the addition of sales and administrative support personnel during 2002. Selling, general, and administrative expenses for 2002 were 16.8% of sales compared to 12.2% of revenues for the three months ended June 30, 2001.

     Detector Materials. Selling, general and administrative expenses for the three months ended June 30, 2002 were $0.3 million, an increase of $0.1 million, or 50%, from $0.2 million for the three months ended June 30, 2001. As a percentage of revenues, selling, general and administrative expenses were 3.9% and 3.6% for the three months ended June 30, 2002 and 2001, respectively.

     CTI Services and Sales. Selling, general and administrative expenses for the three months ended June 30, 2002 were $4.0 million, an increase of $2.6 million, or 185.7%, from $1.4 million for 2001. As a percentage of revenues, selling, general and administrative expenses for the three months ended June 30, 2002 were 17.7% compared to 15.4% for 2001. A significant portion of this increase was related to our sales and marketing efforts as a direct distributor of PET scanners.

Research and Development Expenses

     Research and development expenses for the three months ended June 30, 2002 were $5.9 million, an increase of $1.1 million, or 22.9%, from $4.8 million for the three months ended June 30, 2001. Research and development expenses for the three months ended June 30, 2002 were 8.6% of revenues compared to 12.6% for the three months ended June 30, 2001.

     CTI PET Systems. Research and development expenses for the three months ended June 30, 2002 were $4.1 million, an increase of $0.5 million, or 13.9% from $3.6 million in 2001. CTI PET Systems continues to invest in new scanner technology, with the increases in 2002 primarily devoted to PET/CT and LSO scanner developments. Research and development expenses for 2002 were 8.3% of revenues compared to 13.2% in 2001.

     PETNET. Research and development expenses for the three months ended June 30, 2002 were $0.9 million, an increase of $0.4 million, or 80.0%, from $0.5 million in 2001. The increase was due to the recruiting and relocation of senior research and development personnel in 2002. Research and development expenses for 2002 and 2001 were 6.0% and 5.1% of revenues, respectively. We expect research and development expenses in our PETNET segment to continue to increase as we to pursue the development of new radiopharmaceuticals.

     Detector Materials. Research and development expenses for the three months ended June 30, 2002 were $0.2 million, an increase of $0.2 million, or 100%, from $0 in 2001. Research and development expenses for the three months ended June 30, 2002 were 2.6% of revenues compared to 0.0% for the three months ended June 30, 2001.

     CTI Services and Sales. Research and development expenses were $0.7 million, for the three months ended June 30, 2002 and 2001, respectively. Research and development expenses for the three months ended June 30, 2002 were 3.1% of revenues compared to 7.7% in 2001.

Stock-based Compensation Expense

     Stock-based compensation expense for the three months ended June 30, 2002 was $3.5 million compared to $0 million for 2001. The expense in 2002 was due to the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates.

Income (Loss) from Operations

     Income from operations for the three months ended June 30, 2002 was $9.6 million, a increase of $6.4 million, or 200.0%, from $3.2 million for 2001. Income from operations for the three months ended June 30, 2002 was 13.9% of revenues compared to 8.4% for 2001, after a $3.5 million stock-based compensation charge in 2002, representing 5.1% of revenues.

     CTI PET Systems. Income from operations for the three months ended June 30, 2002 was $11.4 million, an increase of $9.7 million, or 570.6%, from $1.7 million for 2001. Income from operations for the three months ended June 30, 2002 was 23.1% of revenues compared to 6.2% for 2001. This increase in operating profit margins results primarily from the increase in the sales volume and the reduction in selling, general and administrative expenses because of the new distribution arrangements.

     PETNET. Income from operations for the three months ended June 30, 2002 was $1.2 million, an increase of $0.4 million, or 50.0%, from $ 0.8 million for the three months ended June 30, 2001. Income from operations for the three months ended June 30, 2002 was 8.1% of revenues compared to 8.2% for 2001. This is the result of an improvement in gross margin for 2002, which was offset by increased selling, general, and administrative and research and development expenses.

     Detector Materials. Income from operations for the three months ended June 30, 2002 was $2.3 million, an increase of $0.6 million, or 35.3%, from $1.7 million for 2001. Income from operations for the three months ended June 30, 2002 was 30.3% of revenues compared to 30.9% for 2001. The reduction in operating profit margins is primarily due to the increase of LSO detector material sales, which have a lower gross margin than BGO detector material sales. LSO detector material manufacturing began in 2001. Operations management is implementing process improvements to increase production volumes and reduce costs per unit.

     CTI Services and Sales. There was a loss from operations for the three months ended June 30, 2002 of $4.3 million compared to income of $0.2 million for 2001. The loss from operations in 2002 was primarily due to a $3.5 million stock-based compensation charge and a loss of $1.4 million related to developing our business as a direct distributor of PET scanners.

Intercompany Eliminations

     Intercompany eliminations in consolidation for the three months ended June 30, 2002 reduced operating income by $1.0 million compared to a decrease in operating income of $1.2 million for the three months ended June 30, 2001. This impact relates to changes in the inventory balances of detector materials sold to CTI PET Systems, and PET Scanners purchased by the CTI Services and Sales segment from CTI PET Systems.

Interest Expense, Net

     Interest expense for the three months ended June 30, 2002 was $1.2 million, an increase of $0.4 million, or 50%, from $0.8 million for the same period in 2001, resulting from the Company’s use of revolving credit facilities and capital lease obligations prior to the initial public offering to help fund growth.

Equity in Income (Loss) of Investees

     Income from equity investments in radiopharmacies joint ventures for the three months ended June 30, 2002 was $0.05 million compared to $0.27 million during the same period in 2001.

Provision for Income Taxes

     The income tax provision for the three months ended June 30, 2002 was $4.2 million, an increase of $3.3 million, or 366.7%, from $0.9 million for the three month ended June 30, 2001. The effective tax rate for the three month period ended June 30, 2002 was 48.7%, primarily due to a stock-based compensation charge of $3.5 million that is not tax deductible. The effective tax rate for the three month period ended June 30, 2001 was 35.5%.

Minority Interests

     The minority interest expense for the three months ended June 30, 2002 was $3.7 million compared to $0.4 million for the three months ended June 30, 2001. The increase is due to the increase in the net income of CTI PET Systems.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Revenues

     Revenues for the nine months ended June 30, 2002 were $171.8 million, an increase of $58.4 million, or 51.5%, from $113.4 million in 2001.

     CTI PET Systems. Revenues for the nine months ended June 30, 2002, were $120.5 million, an increase of $42.1 million, or 53.7% from $78.4 million in 2001. The increase in revenues was driven primarily by an increase in unit sales of scanners from 49 units in 2001 to 91 units in 2002, and to a lesser extent, by an increase in sales of parts and services. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the sale of several units to third-party distributors under the new multiple distributor arrangement.

     PETNET. Revenues for the nine months ended June 30, 2002 were $40.5 million, an increase of $16.1 million, or 66.0%, from $24.4 million in 2001. The increase in revenue was due to the growth of dose shipments driven by our opening of new PETNET radiopharmacies as well as the continued increase in PET utilization and an increased number of indications that were approved for reimbursement. PETNET delivered 100% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001. The increase in doses was partially offset by a decline in average revenue per dose.

     Detector Materials. Revenues for the nine months ended June 30, 2002 were $18.2 million, an increase of $6.2 million, or 51.7%, from $12.0 million in 2001. The growth in revenues was primarily due to growth in intercompany sales of LSO detector material to CTI PET Systems following the launch of LSO scanner products in July 2001. Intersegment sales accounted for 95.8% and 87.7% of total detector material revenue for 2002 and 2001, respectively.

     CTI Services and Sales. Revenues for the nine months ended June 30, 2002 were $43.4 million, an increase of $18.9 million, or 77.1%, from $24.5 million in 2001. The increase in revenues was primarily due to the direct distribution by CTI of PET scanners manufactured by CTI PET Systems.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the nine months ended June 30, 2002 were $50.8 million, an increase of $24.9 million, or 96.1%, from $25.9 million in 2001. The increase in revenue eliminations was primarily due to the direct distribution of PET scanners by CTI Services and Sales which were purchased from CTI PET Systems and the increase in detector materials sold to CTI PET Systems.

Cost of Revenues

     Cost of revenues for the nine months ended June 30, 2002 was $102.1 million, an increase of $36.3 million, or 55.2%, from $65.8 million for 2001. Cost of revenues for the nine months ended June 30, 2002 was 59.4% of revenues compared to 58.0% for 2001.

     CTI PET Systems. Cost of revenues for the nine months ended June 30, 2002 was $74.7 million, an increase of $28.3 million, or 61.0%, from $46.4 million for 2001. Cost of revenues for the nine months ended June 30, 2002 increased to 62.0% of revenues compared to 59.2% of revenues for 2001. The increase in cost of revenues as a percentage of revenues is primarily due to lower gross margins on units shipped by third-party distributors under our new multiple distributor arrangement and higher initial costs of the new PET-CT scanners.

     PETNET. Cost of revenues for the nine months ended June 30, 2002 was $30.6 million, an increase of $12.0 million, or 64.5%, from $18.6 million in 2001. Cost of revenues for the nine months ended June 30, 2002 decreased to 75.6% of revenues compared to 76.2% in 2001. This decrease in cost of revenues was due to the increased sales volume as well as the realization of operational efficiencies.

     Detector Materials. Cost of revenues for the nine months ended June 30, 2002 was $11.5 million, an increase of $4.4 million, or 62.0%, from $7.1 million for 2001. Cost of revenues for the nine months ended June 30, 2002 increased to 63.2% of revenues compared to 59.2% of revenues for 2001. This increase was primarily due to the transition from BGO to LSO detector material sales to enhance PET Scanner performance. The LSO detector material manufacturing process began in 2001 and is not yet optimized at June 30, 2002. Operations management continues to implement planned process improvements to increase production volumes and reduce cost per unit.

     CTI Services and Sales. Cost of revenues for the nine months ended June 30, 2002 was $34.3 million, an increase of $15.6 million, or 83.4%, from $18.7 million for 2001. Cost of revenues for the nine months ended June 30, 2002 increased to 79.0% of revenues compared to 76.3% of revenues for 2001. This increase on a percentage basis was primarily due to the relatively lower gross profit margin realized on the direct distribution of PET scanners.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the nine months ended June 30, 2002 were $49.0 million, an increase of $25.0 million, or 96.0%, from $24.0 million in 2001. Cost of revenues eliminated for the nine months ended June 30, 2002 was 96.5% of revenues eliminated, the same percentage of revenues as in 2001. The increase in cost of revenues eliminations as a percentage of revenues was primarily due to the intercompany profit elimination on a larger volume of cyclotrons sold by CTI to PETNET in 2001.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine months ended June 30, 2002 were $24.6 million, a decrease of $4.9 million, or 24.9%, from $19.7 million for 2001. Selling, general and administrative expenses for the nine months ended June 30, 2002 were 14.3% of revenues compared to 17.4% for 2001.

     CTI PET Systems. Selling, general and administrative expenses decreased $5.0 million, or 39.7%, to $7.6 million in 2002 from $12.6 million in 2001. The decrease was due to the impact of the new distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs has shifted from CTI PET Systems to its distributors. Selling, general and administrative expenses for the nine months ended June 30, 2002 were 6.3% of sales compared to 16.1% for 2001.

     PETNET. Selling, general and administrative expenses for the nine months ended June 30, 2002 were $7.0 million, an increase of $3.4 million, or 94.4%, from $3.6 million for 2001. The increase is due in large part to additional sales and administrative personnel. Selling, general and administrative expenses for the nine months ended June 30, 2002 were 17.3% of sales compared to 14.8% in 2001.

     Detector Materials. Selling, general and administrative expenses for the nine months ended June 30, 2002 were $0.7 million, an increase of $0.2 million, or 40.0%, from $0.5 million for 2001. As a percentage of revenues, selling, general and administrative expenses were 3.8% and 4.2% for the nine months ended June 30, 2002 and 2001, respectively.

     CTI Services and Sales. Selling, general and administrative expenses for the nine months ended June 30, 2002 were $9.3 million, an increase of $6.3 million, or 210.0%, from $3.0 million for 2001. Selling, general and administrative expenses for both the nine months ended June 30, 2002 was 21.4% compared to 12.2% for 2001.

Research and Development Expenses

     Research and development expenses for the nine months ended June 30, 2002 were $15.3 million, an increase of $2.8 million, or 22.4%, from $12.5 million for 2001. Research and development expenses for the nine months ended June 30, 2002 were 8.9% of revenues compared to 11.0% for 2001.

     CTI PET Systems. Research and development expenses for the nine months ended June 30, 2002 were $10.7 million, an increase of $1.5 million, or 16.3%, from $9.2 million in 2001. CTI PET Systems continues to invest in new scanner technology, with the increases in 2002 primarily devoted to PET/CT and LSO scanner developments. Research and development expenses for the nine months ended June 30, 2002 were 8.9% of revenues compared to 11.7% in 2001.

     PETNET. Research and development expenses for the nine months ended June 30, 2002 were $2.0 million, an increase of $0.9 million, or 81.8%, from $1.1 million for 2001. The increase was due to the addition of regulatory, research and development personnel in 2002. Research and development expenses for the nine months ended June 30, 2002 were 4.9% of revenues compared to 4.5% in 2001.

     Detector Materials. Research and development expenses for the nine months ended June 30, 2002 were $0.6 million compared to $0.4 million for 2001. As a percentage of total revenues, research and development expenses for the nine months ended June 30, 2002 remained at 3.3% as in 2001.

     CTI Services and Sales. Research and development expenses for each of the nine months ended June 30, 2002 were $2.0 million an increase of $0.2 million, or 11.1%, from $1.8 million for 2001. Research and development expenses for the nine months ended June 30, 2002 were 4.6% of revenues compared to 7.4% for 2001.

Stock-based Compensation Expense

     Stock-based compensation expense for the nine months ended June 30, 2002 was $11.7 million compared to $0.4 million for 2001. This expense is due to the issuance of stock options with exercise prices below the respective fair market value of our common stock on the respective grant dates.

Income (Loss) from Operations

     Income from operations for the nine months ended June 30, 2002 was $18.1 million, an increase of $3.1 million, or 20.7%, from $15.0 million for 2001. Income from operations for the nine months ended June 30, 2002 was 10.5% of revenues compared to 13.2% for 2001. The decrease relative to revenues was caused by the $11.3 million increase in non-cash stock-based compensation expense.

     CTI PET Systems. Income from operations for the nine months ended June 30, 2002 was $27.5 million, an increase of $17.3 million, or 169.6%, from $10.2 million for 2001. Income from operations for the nine months ended June 30, 2002 was 22.8% of revenues compared to 13.0% for 2001.

     PETNET. Income from operations for the nine months ended June 30, 2002 was $0.9 million, a decrease of $0.2 million, or 18.2%, from $1.1 million for 2001. Income from operations for the nine months ended June 30, 2002 was 2.2 % of revenues compared to 4.5% for 2001.

     Detector Materials. Income from operations for the nine months ended June 30, 2002 was $5.4 million, an increase of $1.4 million, or 35.0%, from $4.0 million for 2001. Income from operations for the nine months ended June 30, 2002 was 29.7% of revenues compared to 33.3% for 2001.

     CTI Services and Sales. Loss from operations for the nine months ended June 30, 2002 was $13.9 million, a decrease of $14.5 million, or 2,416.7%, from $0.6 million income from operations for 2001. Loss from operations for the nine months ended June 30, 2002 was due to all stock-based compensation expenses being recorded in this segment, which includes CTI Corporate.

     Intercompany Eliminations. Intercompany eliminations in consolidation for the nine months ended June 30, 2002 and 2001 reduced operating income by $1.8 million and $0.9 million, respectively. The increase in the impact of the eliminations was primarily due to the increase in inventory levels of detector materials sold to CTI PET Systems, and PET scanners purchased by CTI Services and Sales from CTI PET Systems.

Warrant Liability Mark to Market

     The warrant liability mark to market expense for the nine months ended June 30, 2002 was $8.9 million compared to $3.9 million in 2001, reflecting the increase in the fair value of the warrants through the exercise date.

Interest Expense, Net

     Interest expense for the nine months ended June 30, 2002 was $3.5 million compared to $2.9 million for 2001. The increase of $0.6 million between the two periods was primarily due to the additional capital leases incurred to finance the PETNET expansion and the growth in working capital needs that was funded by the Syndicated Facility.

Equity in Income (Loss) of Investees

     Income from equity investments in radiopharmacies for the nine months ended June 30, 2002 was $0.2 million compared to $0.5 million for 2001.

Provision for Income Taxes

     The effective tax rate for the nine months ended June 30, 2002 and 2001 was 138.6% and 59.4%, respectively. The effective rate was higher in 2002 and 2001 than the statutory rate due to warrant liability mark to market expense of $8.9 million in 2002 and $3.9 million in 2001, as well as $8.8 million in stock-based compensation expense in 2002, which are not deductible for tax purposes.

Minority Interests

     Minority interest expense for the nine months ended June 30, 2002 was $8.6 million compared to $2.8 million for 2001. The increase was due to the increase in the net income of CTI PET Systems.

Liquidity and Capital Resources

     In June 2002 we consummated our initial public offering of common stock and we received net proceeds of approximately $172 million. Historically, our principal sources of liquidity have been borrowings under our credit facilities, capital leases and the issuance of redeemable preferred stock. Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.

     Our working capital and capital expenditure needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2001 to June 30, 2002, our inventories increased from $47.1 million to $69.7 million and our property and equipment (net) increased from $47.3 million to $69.7 million.

     In March 2002 we entered into a two-year credit agreement with a syndicate of banks agented by SunTrust Bank. Our subsidiaries guarantee all obligations under the credit agreement, except that the guarantee of CTI PET Systems is limited to $55 million and does not include any advances under the credit agreement that are loaned (on an intercompany basis) to our PETNET subsidiary. Our obligations and the obligations of our subsidiary guarantors under the credit agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee obligations of CTI PET Systems is principally limited to the accounts and inventory of CTI PET Systems.

     The credit agreement makes available to us up to $90 million in revolving loans, with a $10 million sub-limit for letters of credit. The total availability may be increased up to a maximum of $125 million with lender approval. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of July 31, 2002, $25.0 million was outstanding under the credit agreement.

     Interest on outstanding borrowings under the credit agreement accrues at LIBOR for the applicable interest period selected by us or, at our option, a variable base rate (based on SunTrust’s prime rate or the federal funds rate), plus in each case a performance-based margin determined by our debt to EBITDAM ratio. The credit agreement contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Financial covenants include requirements that we maintain: a debt to EBITDAM ratio no greater than 3 to 1 through the third quarter of 2002, and 2.5 to 1 thereafter; a fixed charge coverage ratio no less than 3 to 1; and a minimum tangible net worth of $49.0 million plus 50% of positive net income accrued since the end of the preceding fiscal quarter plus the net proceeds of any equity offering. The credit agreement also contains customary events of default. These include cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

     We have used capital leases to finance PETNET cyclotrons and detector material equipment. We used capital leases to finance the procurement of capital equipment in the amounts of $7.9 million and $8.7 million for the nine months ended June 30, 2002 and 2001, respectively.

     We anticipate that our current cash and cash equivalents, balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our currently anticipated future operating expenses, capital expenditures and debt service obligations as they come due.

Cash Flows

Nine months ended June 30, 2002 compared to nine months ended June 30, 2001

     Net cash provided by operating activities for the nine months ended June 30, 2002 was $7.0 million compared to net cash used in the amount of $2.9 million in 2001. The increase in net cash provided by operating activities was primarily due to an increase in operating income, which was offset by growth in new working capital deployed.

     Net cash used in investing activities during the nine months ended June 30, 2002 and 2001 was $22.4 million and $10.6 million, respectively. In 2002 investing activities consisted primarily of our facility expansion and PETNET radiopharmacy expansion. In 2001 investing activities consisted primarily of increases in detector material equipment and increases in other assets used in the detector material production process.

     Net cash provided by financing activities during the nine months ended June 30, 2002 was $156.2 million compared to $12.4 million in 2001. The cash came principally from our initial public offering in June 2002 and other increases in our credit facilities.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

     As of June 30, 2002 we had cash and cash equivalents of $142.8 million which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio. Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds and a building construction loan. These borrowings bear interest at variable rates.

Foreign Currency Exchange Risk

     Predominantly, we collect our revenues and pay our expenses in U.S. dollars. We do not have significant assets, liabilities and other accounts denominated in currencies other than U.S. dollars. Therefore, we are not subject to significant foreign currency exchange rate risks through normal business operations.

Equity Security Price Risk

     We do not have any investments in marketable equity securities. Therefore, we do not currently have any direct equity price risk.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of goodwill and accounting for investees. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

     We record revenues and related cost of revenues from sales of products and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, contract price is fixed or determinable, and collectibility is reasonably assured. We derive our revenues primarily from sales of PET scanners, detector materials and cyclotron systems, distribution of radiopharmaceuticals and provision of services on equipment sold. Revenues derived from sales of scanners and detector materials are recognized upon shipment when all other revenue recognition criteria have been met. Revenues derived from installing scanners and associated training are deferred and recognized when installation and training are complete. All revenues from cyclotron systems sales are recognized upon installation and acceptance. Installation is deemed essential to the functionality of cyclotrons. Significant judgment is involved in determining whether or not installation services are essential to the functionality of the scanning equipment and cyclotrons. The timing of revenue recognition in our financial statements would vary if our determinations of whether installation is deemed essential to functionality were different. Revenues derived from distribution of radiopharmaceuticals are recognized upon delivery of products. Equipment maintenance service contracts are typically three or more years in duration and related revenues are recognized ratably over the respective contract periods as the services are performed.

Valuation of Goodwill

     On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which required us to perform an initial impairment review of our goodwill at that date and will require us to perform impairment reviews thereafter, at least once annually. The transitional impairment test requires us to: (1) identify our reporting units; (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units; and (3) determine the fair value of each reporting unit. We conducted the transitional impairment test and it did not result in any impairment charges. While we will no longer record monthly amortization expense for goodwill, future events and changes in circumstances may require us to record an impairment charge in any given period.

Accounting for Investees

     We periodically enter into arrangements in which we hold a majority of the equity ownership. In some instances, we also have influence over a majority of the board of directors or managers. We determine accounting for these investments under Statement of Financial Accounting Standards No. 94 and Accounting Principles Board Opinion No. 18 and, where appropriate, evaluate our and the minority shareholder’s participating rights in accordance with Emerging Issues Task Force 96-16 to determine whether consolidation or equity method accounting is appropriate in each case.

     We own a majority interest in CTI PET Systems. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by majority board vote. Under the terms of an agreement between Siemens and us, the board of directors of CTI PET Systems consists of two directors selected by CTI, two directors selected by Siemens and a fifth director selected by Siemens from a list of persons provided by CTI. We believe that this provides us with the ability to control board decisions regarding the daily operations of CTI PET Systems. Accordingly, CTI PET Systems is consolidated in our financial statements. If we did not consolidate CTI PET Systems, our revenues would decrease by $79.4 million, and $61.8 million for the nine months ended June 30 2002 and 2001, respectively. However, net income would remain unchanged.

     PETNET owns a 90% interest in a radiopharmacy in Denver. Under the terms of the Denver radiopharmacy operating agreement, PETNET has control over all significant operating decisions. The Denver radiopharmacy is consolidated in our financial statements.

     In cases where the minority stockholder is deemed to have significant “veto rights” or has equal representation on the board, we account for these investments using the equity method, as we do not have control over significant operating decisions. We have invested in four radiopharmacies which are accounted for under the equity method.

Recent Accounting Pronouncements

Business Combinations

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, Business Combinations and Statement of Financial Accounting Standards No. 38, Accounting for Reacquisition Contingencies of Purchased Enterprises. Statement of Financial Accounting Standards No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. We adopted Statement of Financial Accounting Standards No. 141 during the first quarter of fiscal year 2002, and this adoption had no impact on our financial statements.

Goodwill

     In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principal Board Opinion No. 17, Intangible Assets. Statement of Financial Accounting Standards No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We elected to early adopt Statement of Financial Accounting Standards No. 142 during the first quarter of fiscal year 2002. Upon adoption of Statement of Financial Accounting Standards No. 142, we performed an impairment test of goodwill and determined that no impairment of the recorded goodwill existed. Under Statement of Financial Accounting Standards No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired.

Asset Retirement

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement of Financial Accounting Standards No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. We believe that the adoption of Statement of Financial Accounting Standards No. 143 will not have a significant impact on our financial statements.

Accounting for Impairment

     In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. We believe that the adoption of Statement of Financial Accounting Standards No. 144 will not have a significant impact on our financial statements.

Vendor to Customer Consideration

     In November 2001 the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of Emerging Issues Task Force 00-14, 00-22 and 00-25. This issue presumes consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. The adoption of Emerging Issues Task orce 01-09 did not have a significant effect on our financial statements.

Sale Leaseback Transactions

     In April 2002 FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We believe that the adoption of SFAS 145 will not have a significant impact on our financial statements.

Costs Associated with Exit or Disposal Activities

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The Company believes that the adoption of SFAS 146 will not have a significant impact on the Company’s financial statements.

Factors Affecting Operations and Future Results

We face intense competition, including competition from competitors with greater resources, which may place pressure on our pricing and otherwise make it difficult for us to compete effectively in the molecular imaging market.

     The market for molecular imaging equipment and related products and services is intensely competitive and is affected significantly by new product introductions, aggressive pricing strategies of competitors and other marketing activities of industry participants. We compete directly with a number of other companies in the molecular imaging equipment market including GE Medical Systems and Philips Medical Systems. In our radiopharmaceutical business, we compete with for-profit corporations, such as Syncor International Corporation and ION Beam Applications s.a. (and its subsidiary, Eastern Isotopes), as well as regional pharmacies and universities. The intense and increasing level of competition in the market for radiopharmaceuticals and the generic nature of the radiopharmaceuticals currently in production has caused and may continue to cause downward pressure on pricing. Many of our competitors are significantly larger than us and enjoy competitive advantages over us, including:

•	significantly greater name recognition;

•	better established distribution networks and relationships with health care providers, group purchasing entities and third-party payors;

•	additional lines of products and the ability to offer rebates, provide upgrades to previously installed machines or bundle products in order to offer discounts or incentives;

•	greater ability to finance capital equipment sales for their customers; and

•	greater resources for product development, sales and marketing and patent prosecution and litigation.

     Our competitors have developed and will continue to develop new products that compete directly with our products. In addition, our competitors spend significantly greater funds for the research, development, promotion and sale of new and existing products. These resources can allow them to respond more quickly to new or emerging technologies and changes in customer requirements. For the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

If third-party payors do not provide adequate levels of coverage or reimbursement for procedures conducted with our products, health care providers may be reluctant to use and purchase our products.

     Sales of some of our products indirectly depend on whether coverage and adequate reimbursement is available for procedures conducted with our products from third-party health care payors, such as Medicare, Medicaid, private insurance plans, health maintenance organizations and preferred provider organizations. The availability of such reimbursement affects our customers’ decisions to purchase capital equipment. Third-party payors are increasingly challenging the pricing of medical procedures or limiting or denying reimbursement for specific services or devices, and we cannot assure you that reimbursement levels will be sufficient to enable us to maintain or increase sales and price levels for our products. Without adequate coverage and reimbursement from third-party payors, the market for our products may be limited.

     Medicare reimbursement rates are established by the U.S. Department for Health and Human Services’ Centers for Medicare and Medicaid Services (CMS), the government agency that administers Medicare and Medicaid. From time to time, CMS adjusts the reimbursement rates for medical procedures to reflect the costs incurred by health care providers to perform the procedures. In connection with one of these routine adjustments, which were not specific to our products, CMS recently decreased the reimbursement rate for certain common hospital outpatient PET procedures. Based on our experience, this adjustment decreased the average reimbursement rate for these procedures from $2,331 to $1,764. In the future, Medicare reimbursement rates for these and other PET applications may be subject to reevaluation by CMS and could be subject to further adjustments.

     Today there is no standard reimbursement rate for PET procedures among private third-party payors such as indemnity insurers, health maintenance organizations and preferred provider organizations. In our experience, private payors typically reimburse health care providers for PET procedures at approximately the same rate as Medicare. However, the reimbursement rates offered by private payors are market driven and are therefore subject to market conditions. For example, in markets with significant competition among health care providers, the reimbursement rates can be driven downward due to competitive contracting between third-party payors and health care providers. The reimbursement rates offered by private payors for procedures conducted with our products could be negatively impacted by market conditions or by a decrease in Medicare reimbursement rates.

     Moreover, we cannot assure you that additional procedures using our products will qualify for reimbursement from third-party payors in the U.S. or in foreign countries. If additional PET procedures are not approved for reimbursement in a manner consistent with our expectations and assumptions, our business may not grow as much or as fast as we expect it to grow.

Proposals to reform the health care industry may adversely affect demand for our products.

     The U.S. government has in the past, and may in the future, consider health care policies intended to curb rising health care costs. State governments, as well as a number of foreign governments, have also considered or adopted such policies. These policies include rationing of government-funded reimbursement for health care services and imposing price controls on medical products and services. Significant changes in the health care systems in the U.S. or elsewhere would likely have a significant impact on the demand for our products and services. We are unable to predict what health care reform legislation or regulation, if any, will be proposed or enacted in the U.S. or elsewhere, or what effect any such legislation or regulation would have on our business.

If Siemens exercises its option to purchase a majority interest in our subsidiary, CTI PET Systems, Siemens will acquire a large portion of our revenues, operations and assets.

     For three months and nine month periods ended June 30, 2002 and 2001, approximately 71.4% and 71.9%, and 70.1% and 69.1%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CTI PET Systems. Siemens Medical Solutions USA, Inc. owns the remaining 49.9% of CTI PET Systems pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80%

interest in CTI PET Systems, if and when CTI PET Systems achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CTI PET Systems selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CTI PET Systems beginning on December 9, 1987. As of June 30, 2002, the cumulative total number of units sold by CTI PET Systems was 467. By the end of 2002 CTI PET Systems would need to have sold a cumulative total of 907 units to achieve the required cumulative sales level for the option to be exercisable. After 2002 the cumulative unit sales requirement increases by 74 units each nine months. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CTI PET Systems to 80%, Siemens could use that controlling ownership interest to cause CTI PET Systems to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CTI PET Systems. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CTI PET Systems. The joint venture agreement also contains cross covenants not to compete which prohibit the parties to the joint venture agreement from participating in or owning an interest in any business engaged in the manufacture, development or sale of products that compete with the products offered by CTI PET Systems currently and for a period of three years following the closing of the exercise of the Siemens’ option.

     The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of June 30, 2002, approximately 26.57% of our total assets were attributable to CTI PET Systems. Accordingly, if we fail to further diversify our business beyond that which is conducted by CTI PET Systems, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CTI PET Systems.

If we cannot develop CTI as a recognized distributor of ECAT® scanners, we will be unable to compete effectively as a distributor of scanners.

     Prior to April 2001 all of CTI PET Systems’ ECAT® scanners were sold with the name Siemens located on the face of the system. As a result, CTI is not recognized widely in the PET industry as a distributor of ECAT®scanners. Pursuant to our distribution agreement with CTI PET Systems, the CTI name and logo will now appear on the face of each ECAT® scanner sold directly by us. From April 1, 2001 through June 30, 2002, approximately 11.6% of the PET scanners sold by CTI PET Systems were sold by us in our capacity as a direct distributor. If we are unable to quickly develop awareness in the market of the CTI name, brand and logo, our ability to compete as a distributor of scanners will be limited and our revenues, financial condition and future growth will suffer.

If we fail to effectively expand our sales and marketing team, we will be unable to compete effectively as a distributor of scanners.

     From 1987 through April 2001 Siemens was the exclusive distributor of scanners manufactured by CTI PET Systems. In April 2001, CTI PET Systems implemented a new multiple distributor strategy pursuant to which we began distributing CTI PET Systems’ products directly. In order for us to compete as a distributor, we must further develop and expand our sales and marketing efforts. Due to our limited resources and narrower diagnostic imaging product line, our sales and marketing team will be substantially smaller than those maintained by our competitors. Also, the products manufactured by CTI PET Systems require a complex marketing and sales effort targeted at health care professionals, hospitals and other participants in the health care industry. As a result, we will face significant challenges and risks in hiring, training, managing and retaining quality sales and marketing personnel. If we are unable to hire sufficient personnel to expand our sales and marketing team or if we are unable to deploy our limited resources to develop a competitive sales and marketing campaign, we may be unable to compete effectively as a distributor of scanners.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

     Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens and Hitachi Medical Systems America. For example, for the three months and nine month periods ended June 30, 2002 sales through Siemens constituted 47.2% and 50.7%, respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or commit the necessary resources to effectively market and sell, our scanner products. In our role as a direct distributor of our scanner products, we have entered into sub-distribution agreements with third parties to distribute our scanners outside of the U.S. If these sub-distributors fail to successfully distribute scanners outside of the U.S., or if we are unable to expand our direct distribution network, we may be unable to compete effectively in foreign markets.

If we are unable to develop new generations of products and enhancements to existing products, we may be unable to attract or retain customers.

     Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Our products are technologically complex and must keep pace with technological change, comply with evolving industry standards and compete effectively with new product introductions of our competitors. Accordingly, many of our products require significant planning, design, development and testing at the technological, product and manufacturing process levels. These activities require significant capital commitments and investments on our part.

     Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

•	properly identify customer needs;

•	prove feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	limit the timing and cost of regulatory approvals;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	manage customer acceptance and payment for products;

•	limit customer demands for retrofits of both new and old products; and

•	anticipate and compete successfully with competitors’ efforts.

     We cannot be sure that we will be able to successfully develop, manufacture and phase in new products or product enhancements. Without the successful introduction of new products and product enhancements, we may be unable to attract and retain customers and our revenue and operating results will suffer. In addition, even if customers accept new products or product enhancements, the revenues from such products may not be sufficient to offset the significant costs associated with making such products available to customers. Also, announcements of new products or product enhancements may cause customers to delay or cancel their purchasing decisions in anticipation of such products.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

     We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of July 31, 2002 we have 25 issued U.S. patents and 18 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

     The prosecution and enforcement of copyrights and patents relating to software and other technology licensed or sold to us by third parties is not within our control, and without this software and technology, we may be unable to manufacture our products or maintain our technological advantage. For example, we license Siemens’ syngo™ software which is an important component of our PET/CT systems. Also, we license the exclusive right to use lutetium oxyorthosilicate, or LSO, technology from the owner of the LSO patent until such time as the LSO patent expires in October 2008. If the third-party suppliers of this software and technology fail to protect their patents or copyrights or if this technology and software is found to infringe on the rights of another party, the functionality of our products could suffer and our ability to bring new and existing products to market could be delayed. In the case of LSO, the expiration of, or the failure to protect, the LSO patent could result in our competitors gaining access to the LSO technology for use in their molecular imaging products thereby eliminating one of our important competitive advantages.

     Currently, 13 of our issued patents are held in the name of CTI PET Systems. If Siemens exercises its right to purchase a majority interest in CTI PET Systems, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CTI PET Systems such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

Our operating results would suffer if we were subject to a protracted infringement claim or a significant damage award.

     Substantial intellectual property litigation and threats of litigation exist in our industry. We expect that molecular imaging products may become increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products increases. Educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have the following negative consequences:

•	costly litigation and damage awards;

•	diversion of management attention and resources;

•	product shipment delays or suspensions; and

•	the need to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

     A successful claim of infringement against us could result in a substantial damage award, and could materially harm our financial condition. Our failure or inability to license the infringed or similar technology could prevent us from selling our products and adversely affect our business and financial results.

If we fail to obtain or maintain necessary FDA clearances for our medical device products or similar clearances in non-U.S. markets, or if such clearances are delayed, we will be unable to commercially distribute and market our products.

     Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive clearance from the U.S. Food and Drug Administration (FDA), which is referred to as 510(k) clearance, which can be a lengthy and expensive process. The FDA’s 510(k) clearance process for our devices usually takes four to twelve months from the date the application is submitted, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We expect that our products currently under development will require 510(k) clearance. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining clearance or the revocation of existing clearances could adversely affect our revenues and profitability.

     In addition to clearance requirements, our medical device products are subject to other rigorous FDA regulatory requirements, including Quality System Regulation requirements, labeling and promotional requirements and medical device adverse event reporting requirements. Our failure to satisfy these requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future clearances, withdrawals or suspensions of current product applications, and criminal prosecution. Any of these actions could have a material adverse effect on our business, financial condition, and results of operations.

     In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulation systems could have a material adverse effect on our business, financial condition and results of operations.

     The FDA and similar governmental authorities in other countries have the authority to require the recall or related remedies of our products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert management and financial resources and harm our reputation with customers.

     Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) clearance. The FDA requires every manufacturer to make this determination, but the FDA can review any such decision. We may make additional modifications to our products after they have received clearance, and in appropriate circumstances, determine that new clearance is unnecessary. The FDA may not agree with our decision not to seek new clearance. If the FDA requires that we seek 510(k) clearance for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance. Also, in some circumstances, such as the FDA’s disagreement with our decision not to seek new clearance, we may be subject to significant regulatory fines or penalties.

Proposed FDA regulations could impact our radiopharmaceutical development and manufacturing procedures in the future.

     Our PET drug products currently are manufactured and sold through our PETNET radiopharmacies, each of which operates under an applicable state pharmacy license and compounds PET drug products in response to the order of a licensed physician. The FDA traditionally has deferred regulation of the compounding of PET drugs and other radiopharmaceuticals in response to the order of a licensed physician to state and local authorities responsible for regulating the practices of medicine and pharmacy. FDA in the past generally has not subjected such compounded PET drug products to new drug approval procedures and current good manufacturing practice requirements.

     The Food and Drug Administration Modernization Act of 1997 (the “1997 Act”), however, amended the Federal Food, Drug, and Cosmetic Act to provide a new framework for FDA regulation of PET drug products. The 1997 Act states that FDA can require new drug applications or abbreviated new drug applications and adherence to current good manufacturing practice requirements for PET drug products (under the Federal Food, Drug and Cosmetic Act) two years after the agency finalizes appropriate new drug approval procedures and current good manufacturing practice requirements. FDA has issued specific approval procedures for some PET drug products for specific indications for use, including F-18-fluorodeoxyglucose, or FDG, the PET drug product principally produced and distributed by our PETNET radiopharmacies. Because the 1997 Act prohibits FDA from requiring new drug applications or abbreviated new drug applications for PET drug products until two years after the agency finalizes appropriate new drug approval procedures and current good manufacturing practice requirements for PET drug products, the submissions and FDA approval of such applications before these time periods expire is voluntary. FDA has not yet addressed the procedures for approval of other PET drug products and of new indications for approved PET drug products. FDA has said, however, that it expects the standards for determining the safety and effectiveness set forth in FDA regulations for in vivo radiopharmaceuticals used for diagnosis and monitoring to apply to PET drug products. FDA has only recently issued preliminary draft proposed regulations for the current good manufacturing practice requirements.

     Under the 1997 Act, FDA cannot require new drug application or abbreviated new drug application approval for any PET drug product that complies with the PET compounding standards and the official monographs of the United States Pharmacopoeia until two years after the issuance of final current good manufacturing practice regulations and appropriate procedures for the approval of the specific PET drug product, whichever occurs later. The public comment period for the preliminary draft proposed current good manufacturing practice regulations closes on June 5, 2002, after which FDA has said it intends to issue a proposed rule with an additional period for public comment before issuing the final current good manufacturing practice regulations for PET drugs. It is not possible to predict when FDA will finalize these regulations, but we expect that this will not take place before October 2002. If so, FDA authority and the proposed new drug approval procedures and current good manufacturing practice requirements would not take effect before October 2004.

     Once the requirements take effect, we could incur significant costs and spend considerable time obtaining FDA approval for newly developed radiopharmaceuticals or new indications for existing radiopharmaceuticals. Such additional costs and time spent to obtain any required FDA approval could have a material adverse effect on our business, financial condition, and results of operations. With regard to FDA’s proposed current good manufacturing practice requirements for PET drug products, we cannot predict with certainty the precise effects that these requirements might have on our business, financial condition, and results of operations.

Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials which subjects us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

     Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use and disposal of these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Outside of the U.S. we are also subject to radiation regulations that vary from country to country and sometimes vary within a given country. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. Although we currently maintain insurance coverage for these risks, in the event of an accident, we could be held liable for any damages that exceed the limits or fall outside the coverage of our insurance. We may not be able to continue maintaining insurance against these risks on acceptable terms, or at all. We could incur significant costs and diversion of management attention in order to comply with current or future environmental, health and safety laws and regulations.

Product liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages, increases in our insurance rates and decreased market acceptance of our products.

     The sale and use of our products could lead to the filing of product liability claims if someone were to allege injury from the use of one of our devices or radiopharmaceuticals or allege that one of our devices or radiopharmaceuticals failed to detect a targeted disorder. A product liability claim could result in substantial damages and be costly and time-consuming to defend. We cannot assure you that our product liability insurance will be sufficient to protect us from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. Product liability claims could also adversely affect the marketability of our products and our reputation.

If we are unable to provide the significant education and training required for the health care market to accept our products, our business will suffer.

     In order to achieve market acceptance for our products, we are often required to educate physicians about the use of a new procedure and convince health care payors that the benefits of the product outweigh its costs. The timing of our competitors’ introduction of products and the market acceptance of their products may also make this process more difficult. We cannot be sure that any future products we develop will gain any significant market acceptance among physicians, patients and health care payors.

We expect to incur substantial expenses in the future to develop new technology and to expand our business and, as a result, we may not be able to generate sufficient revenues to maintain profitability.

     We are currently in the early stages of incorporating the new LSO detector material technology into our PET and PET/CT scanners. We will incur significant expenses over the next several years in order to further develop this new LSO detector material technology. In addition, we anticipate that our expenses will also increase substantially in the foreseeable future as we:

•	continue to invest in research and development to enhance our products and develop new technologies;

•	develop additional applications for our current technology;

•	increase our marketing and selling activities;

•	continue to increase the size and number of locations of our customer support organization, including international expansion;

•	continue to expand our network of PETNET radiopharmacies in the U.S. and internationally;

•	develop additional manufacturing capabilities and infrastructure; and

•	hire additional management and other personnel to keep pace with our growth.

     As a result of these increased expenses, we will need to generate significantly higher revenues to maintain profitability. We cannot be certain that we will maintain profitability in the future. If we do not maintain profitability, the market price of our common stock may decline substantially.

Our quarterly operating results may fluctuate, which could cause our stock price to decline.

     Our revenues and operating results have varied from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our operating results to fluctuate significantly from quarter to quarter:

•	the budget cycles of our customers;

•	the size and timing of specific sales and any collection delays or defaults related to those sales;

•	changes in the relative contribution to our revenue from our various products;

•	the seasonality of capital equipment sales, with the fourth fiscal quarter traditionally being the highest;

•	product and price competition;

•	the timing, market acceptance and development costs of new product introductions and product enhancements by us or our competitors;

•	the length of our sales cycle;

•	the timing of hiring and the timing of incentive compensation for our sales and marketing personnel;

•	a downturn in general economic conditions; and

•	the loss of key sales personnel or distributors.

     Many of these factors are beyond our control, and you should not rely on our results of operations for prior periods as an indication of our expected results in any future period. If our revenues vary significantly from quarter to quarter, our business could be difficult to manage and our quarterly results could fall below expectations of investors and stock market analysts, which could cause our stock price to decline.

We are subject to risks associated with international operations.

     We conduct business globally. International sales accounted for approximately 16% and 20%, and 14% and 21%, respectively, of sales in the three and nine month periods ended June 30, 2002 and 2001, respectively. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

•	difficulties in enforcing agreements and collecting receivables through the legal systems of foreign countries;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	fluctuations in exchange rates, which may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment is made in local currency;

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	changes in the political, regulatory or economic conditions in a country or region; and

•	difficulties protecting our intellectual property in foreign countries.

Our production and manufacturing capabilities may not be sufficient to meet the expected future demand for our products and services.

     If we are unable to increase our production and manufacturing capabilities, we may be unable to meet the expected future demand for our products. In order to produce a sufficient supply of products using our technology, we must improve and expand our current manufacturing facilities and processes. We may experience quality problems, substantial costs and unexpected delays in our efforts to upgrade and expand our manufacturing capabilities. If we fail to obtain the necessary capital to expand our manufacturing facilities or if we incur delays due to quality problems or other unexpected events, we will be unable to produce a sufficient supply of products necessary to meet our future growth expectations.

If we lose or experience a deterioration in our relationship with any supplier of key product components, or if key components are otherwise not available in sufficient quantities, our manufacturing could be delayed.

     We contract with third parties for the supply of some of the components and materials used in our products. For example, we obtain a significant portion of the raw materials needed to manufacture our LSO detector material from a single source. Isotopically enriched water, which is necessary for the development of our radiopharmaceuticals, is only available from a limited number of sources. Further, a single supplier manufactures a substantial amount of our LSO detector requirements. Some of our suppliers are not obligated to continue to supply us. For some of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy. If these suppliers become unwilling or unable to supply us with our requirements, it may be difficult to establish additional or replacement suppliers in a timely manner, if at all. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

     Replacement or alternative sources might not be readily obtainable due to regulatory requirements and other complexities of our manufacturing operations and requirements. Incorporation of components from a new supplier into our products may require a new or supplemental filing with applicable regulatory authorities and clearance or approval of the filing before we could resume product sales. This process may take a substantial period of time, and we may be unable to obtain the necessary regulatory clearance or approval. This could also create supply disruptions that would harm our product sales and operating results.

If we fail to comply with health care regulations, we could face substantial penalties and our business, operations and financial condition could be adversely impacted.

     While we do not deliver health care services directly to patients, control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, due to the breadth of many health care laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

•	the federal Medicare and Medicaid Anti-Kickback Law, which prohibits among other things persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor (including commercial insurers), and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA (thus complicating compliance efforts).

     If our operations are found to be in violation of any of the laws described above or any of the other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

The application of state certificate of need regulations and compliance with federal and state licensing requirements could substantially limit our ability to sell our products and grow our business.

     Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including molecular imaging systems like ours or the provision of diagnostic imaging services. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers have at times been unable to obtain a certificate of need and purchase our PET scanners. Further, our sales cycle for PET scanners is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. Accordingly, certificate of need or similar requirements could limit our ability to market our products and adversely impact our revenues and results of operations. Also, our ability to grow our radiopharmaceutical distribution network is contingent on our or our customers’ ability to obtain the necessary licenses and registrations for each new facility, which may include a radioactive materials license, pharmacy license, and cyclotron registration. If we or our customers fail to obtain such licenses and registrations or if substantial delays are incurred in obtaining such licenses and registrations, we may be unable to expand this business and our sales growth will be negatively impacted. Further, the pharmacists operating in our PETNET radiopharmacies must be licensed and many states require imaging technologists that operate PET systems to be licensed or certified. Any lapse in our licenses, or the licenses of our pharmacists or technologists, could increase our costs and adversely affect our operations and financial results. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from the government-sponsored health care programs such as Medicare and Medicaid. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs could cause our sales to decline.

Our business strategy emphasizes growth, which places significant demands on our financial, operational and management resources and creates the risk of failing to meet the growth expectations of investors.

     Our growth strategy includes efforts to develop new products, services and technologies as well as new distribution channels. The pursuit of this growth strategy consumes capital resources, thereby creating the financial risk that we will not realize an adequate return on this investment. In addition, our growth may involve the acquisition of companies, the development of products or services or the creation of strategic alliances in areas in which we do not currently operate. This would require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. The success of our growth strategy also depends on our ability to expand our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success or failure of our growth strategy is difficult to predict. The failure to achieve our stated growth objectives or the growth expectations of investors could disappoint investors and harm our stock price. We may not be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.

Our costs could substantially increase if we receive a significant number of warranty claims.

     We generally warrant each of our products against defects in materials and workmanship for a period of twelve months from the acceptance of our product by a customer or eighteen months from the date of shipment to a distributor. Further, we have entered into long term service agreements with certain customers pursuant to which we have agreed to provide all necessary maintenance and services for a fixed fee. If we experience an increase in product returns or warranty claims, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the PET market could be damaged. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could adversely affect our operating results.

Our executive officers and directors and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

     Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 56.5% of our common stock as of June 30, 2002 after giving effect to the issuance of 11,048,000 shares of common stock in our June 2002 initial public offering and the automatic conversion of all of our outstanding shares of preferred stock immediately prior to the closing of our initial public offering. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

Certain provisions of our charter, bylaws and Delaware law may delay or prevent a change in control of our company.

     Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include: (a) a staggered board of directors; (b) limitations on persons authorized to call a special meeting of stockholders; (c) the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; (d) advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and (e) a stockholder protection rights agreement or “poison pill.”

     These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Our stock price may be volatile.

     We consummated the initial public offering of our common stock on June 21, 2002. Accordingly, there has only been a public market for shares of our common stock for a limited period of time. An active public trading market may not develop or, if developed, may not be sustained. Further, we expect that the market price of our common stock may fluctuate substantially. The market price for the common stock may be affected by a number of factors, including: (a) volume and timing of orders for our products; (b) our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis; (c) the announcement of new products or product enhancements by us or our competitors; (d) announcements of technological or medical innovations in the monitoring or treatment of diabetes; (e) product liability claims or other litigation; (f) quarterly variations in our or our competitors’ results of operations; (g) changes in governmental regulations or in the status of our regulatory approvals or applications; (h) changes in the availability of third-party reimbursement in the United States or other countries; (i) changes in earnings estimates or recommendations by securities analysts; and (j) general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The sales of a substantial number of shares of our common stock, including shares that will become eligible for sale in the near future, may adversely affect the market price for our common stock.

     Sales of substantial number of shares of our common stock in the public market or the market perception that these sales may occur, could significantly and negatively affect the market price for our common stock. As of June 30, 2002 we had 41,913,964 shares of common stock outstanding after giving effect to the issuance of 11,048,000 shares of common stock in our June 2002 initial public offering and the automatic conversion of all of our outstanding shares of convertible preferred stock into common stock which occurred upon the closing of our June 2002 initial public offering. The 12,328,000 shares of our common stock sold by us and certain of our stockholders in our June 2002 initial public offering are freely tradable. In addition, many of the stockholders who owned shares of our common stock prior to the offering are now free to sell their shares. Further, we have filed an S-8 with the Securities and Exchange Commission which will allow many of our option holders to exercise their stock options and sell the underlying shares. Approximately 30,000,000 shares of our common stock are subject to a lock-up agreement under which the holders of these shares have agreed not to sell or otherwise dispose of their shares of common stock until 180 days after the effective date of our June 2002 initial public offering. Following the lock-up period on December 18, 2002 many of these shares will be freely tradable. Credit Suisse First Boston, the lead underwriter of our initial public offering, may waive these lock-up restrictions prior to the expiration of the lock-up period without prior notice.

     In addition, the holders of approximately 3,429,504 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our management will have broad discretion to spend a large portion of the net proceeds received in our initial public offering and may do so in ways with which you do not agree.

     The net proceeds raised from our initial public offering was approximately $172 million, after deducting underwriting discounts and commissions and estimated offering expenses. We have not determined specific uses for a large portion of these net proceeds. Our board of directors and management may apply these proceeds to uses that you may not consider desirable. The failure of management to apply these funds effectively could harm our business.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     Although we transact our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. However, we do not believe that we currently have any significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies or any other derivative financial instruments.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our invested cash without significantly increasing risk of loss. As of July 31, 2002, cash and cash equivalents consisted primarily of money market funds maintained at one major U.S. financial institution. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short-term maturities. We do not believe that an increase in market rates would have any significant negative impact on the realized value of our investments, but an increase in market rates could negatively impact the interest expense associated with a portion of our long-term debt. A significant portion of our long-term debt obligations have fixed rates of interest.

Part II:   Other Information

ITEM 1.   Legal Proceedings

     On or about May 8, 2002, Cox Nuclear Pharmacy, Inc. & Accuscan LLC filed an action against us, our subsidiary, PETNET Pharmaceuticals, Inc. and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs have set forth eight causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. Because our investigation with respect to the allegations is at a preliminary stage an estimate of the possible loss or range of loss, if any, cannot be made. Nevertheless, we believe that the claims are without merit and intend to vigorously defend this suit.

     We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.   Changes in Securities and Use of Proceeds

     The Registration Statement on Form S-1 (File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock, par value $0.01 per share. The managing underwriters for the offering were Credit Suisse First Boston Corporation, U.S. Bancorp Piper Jaffray Inc., Bear Stearns & Co. Inc., Banc of America Securities LLC and Wachovia Securities, Inc. We registered a total of 12,328,000 shares of common stock, for an aggregate price to the public of $209,576,000. Of the 12,328,000 shares that were registered, we sold 11,048,000 shares and certain of our stockholders sold an aggregate of 1,280,000 shares. We did not receive any proceeds from the shares sold by our stockholders. Through June 30, 2002, the aggregate amount of expenses incurred by us in connection with our initial public offering was approximately $16,042,600, including $13,804,476 in underwriting discounts and commissions and $2,238,124 in other estimated offering expenses. None of our offering expenses were paid directly or indirectly to any of our officers, directors or 10% shareholders.

     The net offering proceeds received by us, after deducting the estimated total expenses of $16,042,600, were approximately $171,773,400. As of June 30, 2002, $10,214,521 of the net offering proceeds have been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, approximately $342,644 of the net offering proceeds have been used to redeem 1,191,165 shares of our common stock and approximately $22,000,000 of the net offering proceeds have been used to decrease our outstanding balance under our credit facility. The proceeds used to redeem our Series A Redeemable Preferred Stock and the 1,191,165 shares of our common stock were paid directly to Wachovia Capital Partners, Inc. and First Union Merchant Banking II, LLC, who on a combined basis owned approximately 11.6% of our common stock prior to the offering. Except for the amounts paid to Wachovia Capital Partners, Inc. and First Union Merchant Banking II, LLC, none of the offering proceeds were paid directly or indirectly to any of our officers, directors, or 10% stockholders. The balance of the net offering proceeds has been invested in highly liquid instruments such as commercial paper, U.S. government obligations, with an average maturity of twelve months or less.

     For the three-months ended June 30, 2002, we made the following issuances of unregistered securities:

     In April 2002 in reliance upon Rule 701 or Section 4(2) under the Securities Act, we issued 1,162,346 shares of common stock to some of our current and former employees upon the exercise of options at a weighted average exercise price of $3.47 per share.

     In May 2002 in reliance upon Rule 701 or Section 4(2) under the Securities Act, we issued 23,310 shares of common stock to some of our current and former employees upon the exercise of options at a weighted average exercise price of $4.76 per share.

     In June 2002 in reliance upon Rule 701 or Section 4(2) under the Securities Act, we issued 30,149 shares of common stock to some of our current and former employees upon the exercise of options at a weighted average exercise price of $2.84 per share.

ITEM 3.   Defaults Upon Senior Securities

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

     On June 1, 2002, we reincorporated from Tennessee to Delaware by merging CTI, Inc., a Tennessee corporation, with and into CTI Molecular Imaging, Inc., a Delaware corporation. Prior to our reincorporation into Delaware, CTI was our sole stockholder. On May 21, 2002, CTI, in its capacity as our sole stockholder, elected Terry D. Douglass, Ph.D. to serve as a Class I Director, Michael E. Phelps, Ph.D., Bernd Haetzel and Frederick W. Eubank II to serve as Class II Directors and Ronald Nutt to serve as a Class III Director. CTI elected these directors through a Written Consent Resolution adopted in accordance with Section 228 of the General Corporation Law of the State of Delaware.

     On May 23, 2002 a Special Meeting of Shareholders of our predecessor corporation, CTI, Inc., was held in Knoxville, Tennessee for the following purposes and with the following results:

     The proposal to approve the merger of CTI, Inc. with and into CTI Molecular Imaging, Inc.

FOR 22,296,752	AGAINST 0	ABSTAIN 0

     The proposal to approve the 2002 Long-Term Incentive Plan.

FOR 22,296,752	AGAINST 0	ABSTAIN 0

     The proposal to approve the 2002 Employee Stock Purchase Plan.

FOR 22,296,752	AGAINST 0	ABSTAIN 0

     The share numbers provided above have been adjusted to reflect the 1.6 for 1 stock split that we completed on June 1, 2002 in connection with our reincorporation into Delaware.

ITEM 5.   Other Information

     On July 23, 2002 the Company announced the appointment of Mr. Thomas J. Hook as President of CTI Services and Senior Vice President of CTI.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.1	Certificate of Retirement filed with the Secretary of State of Delaware on June 26, 2002.

Exhibit 3.2	Certificate of Elimination filed with the Secretary of State of Delaware on June 26, 2002.

Exhibit 10.1	CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.

/s/ David N. Gill

David N. Gill Chief Financial Officer and Senior Vice President (Principal Accounting Officer)

August 13, 2002

EXHIBIT INDEX

Exhibit 3.1	Certificate of Retirement filed with the Secretary of State of Delaware on June 26, 2002

Exhibit 3.2	Certificate of Elimination filed with the Secretary of State of Delaware on June 26, 2002

Exhibit 10.1	CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002