Form 10-K
period 2002-09-30
CTI MOLECULAR IMAGING INC
filed 2002-12-19
CIK 1129552

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Series C Junior Participating Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☑

      Indicate by check mark, whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the common stock held by non-affiliates of the registrant was $666,327,906 as of December 2, 2002, based upon the last sale price of such stock as reported on the Nasdaq National Market on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). Because there was no public market for the common stock of the registrant as of the last business day of its most recently completed second fiscal quarter, the foregoing information is provided as of a recent date.

      There were 42,955,599 shares of common stock outstanding at December 2, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the registrant’s proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CTI MOLECULAR IMAGING, INC.

FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2002;

•	our future sources of and needs for liquidity and capital resources;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	our ability to enhance existing, or develop new, products and services and the impact of any such enhancements or developments;

•	the development of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available, and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners; and

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights.

      The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in Part II, Item 7 of this report under the sub-heading “Risk Factors.”

      You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we expect or anticipate.

      The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no responsibility for updating any forward-looking statements.

      We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

      For convenience in this annual report, “CTI,” “we,” “us,” and “the Company” refer to CTI Molecular Imaging, Inc. and our consolidated subsidiaries, taken as a whole.

Item 1.     Business

Overview

      We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that images the biology of disorders at the molecular level before anatomical changes are visible. This allows physicians to diagnose and treat a broad range of diseases earlier and more accurately than other imaging technologies that focus on anatomic abnormalities. We provide the most complete and integrated product line for PET, including scanners, cyclotrons, radiopharmaceuticals, detector materials and support services. Our business model emphasizes our exclusive focus on PET, our ability to provide a “total solution” for our customers, our proprietary technology rights and our proven track record of technological innovation.

      PET scans allow physicians to view metabolic activity on a non-invasive basis using minute quantities of injected radioactive molecules. Procedures conducted with PET technology provide information that is not available from traditional imaging technologies such as X-ray, computed tomography, or CT, ultrasound and magnetic resonance imaging, or MRI, where changes in body structure or anatomy must occur before an abnormality can be detected. Unlike X-ray, CT, ultrasound and MRI, PET evaluates biological and biochemical processes that precede anatomical changes or lesions from disease, thereby enabling earlier detection of diseases such as cancer and neurological disorders. PET also offers advantages in the treatment of disease due to its ability to monitor the effects of therapy at the molecular level. Our combined PET/CT scanner, which we introduced commercially in November 2001, was selected by TIME Magazine as the medical science “Invention of the Year” in 2000. This scanner combines PET and CT technologies into one device that simultaneously reveals both metabolic processes and anatomical details within the body to improve image quality and localization of abnormalities as well as to guide biopsies, radiation therapy and surgical treatments.

      The market for PET products and services has recently experienced rapid growth, and we believe it will continue to grow rapidly, for the following reasons:

•	the increasing number of PET procedures for which Medicare and private insurance reimbursement is available;

•	increasing recognition by physicians of the clinical advantages of PET and an increasing number of PET providers;

•	the expansion of PET applications beyond the diagnosis of disease and into the monitoring of disease therapy;

•	the discovery of additional clinical applications for PET;

•	the aging of the population and the growing number of patients with cancer, cardiac disease, neurological disorders and other diseases for which PET scans are performed;

•	technological innovations involving PET that shorten scan times and improve imaging capabilities, such as the next generation of LSO-based scanners and the combined PET/CT scanner; and

•	the increasing availability of the radiopharmaceuticals used in PET, as well as the development of new radiopharmaceuticals that extend PET technology to new applications.

      We believe we are well positioned to benefit from the anticipated growth in the PET market due to our “total solution” approach of offering health care providers a comprehensive line of the products and services necessary to incorporate the benefits of PET into their clinical settings. We manufacture and distribute a broad line of sophisticated PET and PET/CT scanners through CTI PET Systems, which we market as our ECAT® scanners. We manufacture the detection materials utilized in PET scanners including our proprietary LSO technology. We have a nationwide network for the production and distribution of the highly specialized radioactive pharmaceuticals used in PET imaging, and we are a leading manufacturer of the cyclotron equipment used to produce those pharmaceuticals. We also provide a variety of valuable services including marketing support, site planning, installation services, technical support and repair and maintenance for users of PET technology.

Industry Background

The Science of PET

      The basis of PET imaging is the labeling of small, biologically important molecules, such as glucose, amino acids, pharmaceuticals or even water, with positron-emitting radionuclides that are injected into patients. These injected materials are referred to as radiopharmaceuticals. The radionuclides undergo radioactive decay, whereby their nuclei emit positrons that travel a very short distance in tissue before colliding with electrons, converting their total mass into detectable forms of energy. In the modern PET scanner, thousands of small detectors are oriented in a ring configuration surrounding the patient’s body. Computer reconstruction of the data acquired by these detectors permits a visual depiction of a metabolic process within cells of the organ systems of the body.

      In common applications relating to cancer, a few milliliters of a water-based solution containing a minute amount of sugar tagged with the radionuclide fluorine-18, known as F-18-fluorodeoxyglucose, or FDG, is injected into a patient. FDG is delivered throughout the body via the blood stream, and like natural sugar in the blood, FDG is taken into normal cells of organs as well as cancerous cells. Because many types of cancer cells use sugar and grow faster than normal cells, they consume FDG at a much higher rate than normal cells. The PET scanner produces an image of the consumption of FDG in cells of the organs and tissues throughout the body. Like many diseases, cancer is a metabolic abnormality. PET’s ability to image the metabolic process enables an earlier and more accurate diagnosis of the disease and monitoring of the effectiveness of therapy.

      Other promising applications for PET include cardiac disease and neurological disorders. In cardiology, PET images can be used to assess coronary artery disease (CAD) and left ventricular dysfunction. Physicians can use PET images to determine the presence and extent of heart disease and to assist in determining whether invasive procedures are necessary and will benefit the patient. In addition to examining blood flow to the heart, PET is used for patients with heart disease to determine whether cells of the heart are dead or alive. The use of PET prior to angioplasty and bypass surgery to assess the viability of heart tissue and the likelihood of a successful outcome could have significant cost advantages to payors by eliminating expensive, unnecessary revascularization procedures. PET has been useful scientifically with respect to neurological disorders such as Alzheimer’s disease, Parkinson’s disease, and epilepsy.

      The effective use of a PET scanner depends on a readily available supply of radiopharmaceuticals, which are very short lived, making local availability essential. Most clinically important radiopharmaceuticals are produced using a sophisticated piece of electronic equipment called a cyclotron, which requires specially trained technicians and a licensed special purpose facility. Historically, institutions performing PET scans required an on-site cyclotron to produce radiopharmaceuticals on demand. PET customers now have an alternative to installing and operating cyclotrons on-site by obtaining local distribution of radiopharmaceuticals from specialized pharmacy providers. We expect the market for radiopharmaceuticals to grow as the adoption and utilization of PET continues to grow and as new and more effective radiopharmaceuticals are developed for additional applications of PET technology.

      The most common medical imaging technologies in the U.S. today are X-ray, CT and MRI. These imaging technologies have several advantages over PET, namely they represent the current standard of patient care, provide clear anatomical images, generally are reimbursed, are fast (in the case of X-ray and CT) and today’s radiologists are very competent in reading these types of images. In comparison to CT and MRI, PET has some disadvantages including the lack of exact anatomical images to help pinpoint the location of disease, the poor sensitivity of FDG in certain cancers such as prostate cancer, the lack of reimbursement for several types of cancer, and the steep physician learning curve associated with PET. However, we do not believe that PET and MRI compete with one another as MRI is primarily used for diagnosing musco-skeletal injuries. Furthermore, we believe that PET and CT are complementary, as evidenced by the development of the combined PET/CT scanner.

      PET is fundamentally different from X-rays, MRI, ultrasound and CT technologies. With X-rays, CT, ultrasound and MRI, an abnormality must manifest itself as a change in body structure or anatomy, such as the development of a sizeable tumor, before it can be detected. PET, on the other hand, can, in many cases, identify diseases earlier and more specifically than X-rays, CT, ultrasound or MRI by detecting abnormalities in cellular activity that precede anatomical changes. In addition, unlike other imaging technologies, which merely confirm the presence of a mass, PET often enables physicians to distinguish between benign and malignant disorders or between living and dead tissue. PET can also be more effective in monitoring the treatment of disease. For example, treating cancer with chemotherapy leads to changes in cellular activity, including a decline in the consumption of sugar and FDG, that are observable by PET long before structural changes can be measured by X-rays, CT, MRI or ultrasound. Accordingly, PET can enable a physician to evaluate the efficacy of a prescribed treatment regimen, perhaps leading to a modification in treatment, before such an evaluation could be made using X-rays, CT, MRI or ultrasound.

The Growth of PET

      Sales of dedicated PET imaging equipment and related products and services have grown rapidly and are expected to continue growing rapidly. Dedicated PET imaging equipment refers to scanners that utilize PET imaging technology in isolation rather than in combination with another imaging technology such as the recently introduced PET/CT scanner. Based on a 2001 market analysis prepared by Frost & Sullivan, a marketing consulting firm, the estimated installed base of dedicated PET scanners in the U.S. grew from 107 in 1997 to 348 in 2000, and the estimated number of units shipped annually in the U.S. grew from 12 in 1997 to 160 in 2000. The Frost & Sullivan analysis forecasts that from 2000 through 2007 the U.S. installed base of dedicated PET scanners will grow at an estimated compound annual growth rate of 38.7%, and the number of units shipped in the U.S. will grow at an estimated compound annual growth rate of 22.0%.

      One of the principal reasons for growth in the PET market is the increasing number of PET applications being approved for reimbursement by third-party payors, such as Medicare, national and local private insurers and HMOs. Reimbursement is critical to increasing the adoption rate of PET by clinicians. Through active educational efforts, industry participants and associations, such as the Academy for Molecular Imaging, Society of Nuclear Medicine and the Radiological Society of North America as well as the National Institutes of Health, have been successful in increasing the awareness of PET’s benefits to patients, physicians and members of the payor community and in increasing the number of PET applications for which reimbursement is available. On July 1, 2001, the Centers for Medicare and Medicaid Services (CMS), which administers Medicare and Medicaid, expanded its policy to cover PET scanning in six oncology applications, two cardiac applications and one neurological application. Effective October 1, 2002, CMS expanded coverage for breast cancer and heart disease. The following table summarizes the PET applications that have been approved for reimbursement by CMS. As used in the following table, the term “staging” generally refers to the use of PET in the initial diagnosis process to verify the existence and status of the disease. The term “restaging” generally refers to the use of PET following, and in some instances during, the treatment process to determine the status of the disease and the effectiveness of the treatment regimen.

Effective Date	Clinical Condition	Coverage

March 14, 1995	Perfusion of the heart (Rubidium 82 tracer)	Non-invasive imaging of the perfusion of the heart
January 1, 1998	Lung cancer (non-small cell)	Initial staging

Effective Date	Clinical Condition	Coverage

January 1, 1998	Solitary pulmonary nodules (SPN’s)	Characterization
July 1, 1999	Colorectal cancer	Determining location of tumors if rising carcinoembryonic antigen (CEA) level suggests recurrence
July 1, 1999	Lymphoma	Staging and restaging only when used as an alternative to gallium scan
July 1, 1999	Melanoma	Evaluating recurrence prior to surgery as an alternative to a gallium scan
July 1, 2001	Colorectal cancer	Diagnosis, staging and restaging
July 1, 2001	Esophageal cancer	Diagnosis, staging and restaging
July 1, 2001	Head and neck cancers (excluding central nervous system and thyroid)	Diagnosis, staging and restaging
July 1, 2001	Lung cancer (non-small cell)	Diagnosis, staging and restaging
July 1, 2001	Lymphoma	Diagnosis, staging and restaging
July 1, 2001	Melanoma	Diagnosis, staging and restaging; not covered for evaluating regional nodes
July 1, 2001	Myocardial viability	Covered only following inconclusive single photon emission computed tomography (SPECT)
July 1, 2001	Refractory seizures	Pre-surgical evaluation
October 1, 2002	Myocardial viability	Primary evaluation or initial study to determine myocardial Viability prior to revascularization
October 1, 2002	Breast cancer	Staging for metastasis/restaging for regional and/or distant metastasis and monitoring response to therapy

Source: Section 50-36 of the CMS Coverage Manual and CMS Decision Memoranda #CAG-00094A and #CAG-00098N

      As the foregoing table suggests, the majority of PET scans today are performed for oncology procedures. According to the U.S. Centers for Disease Control, cancer is the second leading cause of death in the U.S., with one in four deaths in the U.S. related to cancer. Incidence of cancer increases with age. The number of Americans age 45-64 who will reach 65 over the next two decades increased by 34% during the past decade. We believe the utilization of PET in the oncology market will continue to grow due to the aging of the population, a corresponding increase in the number of patients with cancer and discoveries involving the use of PET in additional oncology applications as well as the expansion of reimbursement to additional cancer indications.

      We also expect new innovations involving PET. Research and development activities in the industry are focused on decreasing scan times, thereby increasing patient throughput capacity and improving patient comfort and image quality. For example, by using detectors made from lutetium oxyorthosilicate, or LSO, rather than the traditional detector material, bismuth germanate, or BGO, scan times for certain routine procedures have decreased from approximately 30 minutes to approximately ten minutes. Other research and development activities focused on improving image quality have recently resulted in the commercial introduction of a combined PET/CT scanner. The combination of PET and CT technologies in a single scanner results in better diagnostic and therapy monitoring capability than either technology alone and allows physicians to identify the location of biologic abnormality with more precision. By pinpointing the location of malignant tumors and providing clearer images, we believe the combined PET/CT has the potential to revolutionize both the practice and business of cancer treatment by, for example, facilitating concurrent tumor ablation or resection.

      We also believe that research and development activities focused on the development of new radiopharmaceuticals may allow PET scanners to detect and monitor additional diseases which, in turn, could increase the number of recognized indications for PET.

Business Strategy

      Our business focuses on enabling diagnosis and therapy monitoring for cancer, cardiac disease and neurological disorders using molecular imaging technology. Our overall goal is to expand and integrate PET into standard clinical practice by delivering innovative “total solutions” that support adoption and use of PET technology. We intend to enhance our position as the leading provider of integrated PET products and services in order to capitalize on the rapidly growing molecular imaging market. To achieve this objective, we intend to pursue the following strategies:

      Increase Overall Utilization of PET Technology. We intend to stimulate increased utilization of PET procedures by:

•	supporting efforts to increase the number and scope of PET procedures that are approved for reimbursement;

•	educating physicians, patients, pharmaceutical companies and payors regarding the clinical advantages of PET;

•	expanding the utilization of our PET scanners beyond diagnosis to managing the treatment of disease; and

•	developing new applications for PET technology by supporting clinical trials that involve PET, collaborating with pharmaceutical companies and developing new radiopharmaceuticals.

      Continue Offering Customers a Comprehensive Line of Integrated PET Products and Services. We intend to emphasize our “total solutions” approach by offering a broad range of integrated products and services that complement our sophisticated PET imaging equipment in order to:

•	better compete with larger imaging equipment companies that have a captive finance company to offer customers financing arrangements and price concessions for PET scanners but lack the full array of products and services a customer needs to operate a PET imaging business;

•	offer products and services that are comprehensive yet individually tailored to meet the differing needs of a variety of customers in a variety of clinical settings;

•	facilitate entry into the PET imaging business by offering new providers an integrated total solution of all products and services necessary to incorporate the benefits of PET into a clinical setting; and

•	capture a greater share of PET-related expenditures as the market for PET imaging products and services continues to grow.

      Expand Our Direct Sales Force and Distribution Network. In order to capture a large portion of the anticipated growth in demand for PET scanners, we intend to enhance our sales and distribution capacity by:

•	expanding our direct sales force, including the addition of CTI sales representatives in major U.S. metropolitan markets and adding dealers and distributors in key international markets; and

•	pursuing a multiple distributor strategy for our PET scanner products through CTI PET Systems.

      Continue to Build Our Production and Distribution Network for Radiopharmaceuticals. We intend to further expand our existing PETNET network of radiopharmaceutical production and distribution facilities in order to:

•	seize “first mover” advantage by being the first PET radiopharmacy in targeted markets and leveraging our access to lower cost, self-manufactured cyclotrons;

•	continue to grow our recurring revenue streams; and

•	extend the reach of the PETNET radiopharmacy network and leverage this greater scale to achieve operating efficiencies and improve delivery time.

      Maintain Our Technological Leadership Through Focused Research and Development. We have been a leading innovator of PET technology, and through CTI PET Systems are dedicated to the development of next generation PET scanners in order to:

•	take advantage of our exclusive right to use LSO in molecular imaging products to advance the state-of-the-art in PET scanners;

•	improve image quality for better diagnosis and treatment of patients;

•	shorten scan times for increased patient comfort and throughput capacity; and

•	expand clinical applications of PET technology.

      Develop New Proprietary Radiopharmaceuticals. We intend to focus significant research and development efforts on our radiopharmaceuticals business, including efforts to:

•	develop new varieties of radiopharmaceuticals to improve image quality, extend imaging capabilities to biological processes of additional organs and extend the use of PET imaging to additional diseases;

•	collaborate with leading pharmaceutical companies and academic institutions to, among other things, improve their process for conducting research and clinical trials; and

•	explore new therapeutic applications for PET.

Our Products and Services

      Our products and services can be broadly classified into four principal categories:

•	PET and PET/CT scanners;

•	detector material products;

•	radiopharmaceuticals; and

•	other PET products and services.

PET and PET/CT Scanners

      Our subsidiary, CTI PET Systems, manages the development, manufacturing, distribution and sale of the ECAT® line of PET scanners. This line of scanners consists of stand-alone PET scanners and the combined PET/CT scanner. The scanner system consists of a scanner frame known as the gantry, a patient bed, an acquisition computer and a high-speed operator’s workstation. The ECAT® scanner line performs simultaneous acquisition, image reconstruction, processing, and data analysis, which enhances patient throughput and generates prompt results. The scanners produced by CTI PET Systems range in price from $800,000 to $2.5 million and offer customers a range of throughput times, resolution and image quality. With the variety in pricing and function, we are able to meet the needs of small and mid-sized imaging centers, as well as larger facilities that require more extensive equipment for clinical research purposes. For a discussion of segment financial information, see “Segments” in note 13 of the notes to our consolidated financial statements appearing elsewhere in this annual report.

Detector Material Products

      We believe we are now the leading manufacturer of bismuth germanate, or BGO, detector material, the most widely used detector material in PET today.

      We also manufacture lutetium oxyorthosilicate, or LSO, as a detector material for use in our PET scanners. LSO is a lutetium based scintillator material the chemical compound of which was patented by Schlumberger Technology Corporation. By using LSO as a detector material in our products, we expect our scanners to provide improved performance and diagnostic accuracy by decreasing patient scan times and increasing image quality. We have exclusive rights to the development and manufacturing of LSO as a detector material. We acquired these exclusive rights from Schlumberger in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are currently scheduled to expire in October 2008. While LSO is the only lutetium based scintillator material currently used in the PET industry, it may be possible for others to produce a lutetium based detector without violating the Schlumberger patent and, therefore, our exclusive license.

      The following table highlights the benefits of LSO versus BGO as a detector material in PET scanners:

LSO
Feature	LSO	BGO	Advantage

Scan Time
The smaller the decay constant for the detector material, the shorter the patient scan time	Decay constant of 40 nanoseconds, or more than seven times faster than BGO.	Decay constant of 300 nanoseconds.	LSO-based scanners generally require a shorter patient scan time than BGO-based scanners. This shorter scan time increases the number of patient scans that can be performed each day thereby reducing the likelihood of image distortion due to patient movement
Image Quality
Detector materials that provide a higher light output allow for higher image resolution and higher sensitivity	LSO has a light output of 75 on a scale of 100, or five times greater light output than BGO.	BGO has a light output of 15 on a scale of 100.	The increased light output results in better image quality for LSO- based scanners and allows the detection of smaller lesions

Proprietary Technology	We have an exclusive license to use LSO in the molecular imaging market.	We do not have an exclusive right to use BGO and it is commonly used by our competitors.	We believe the combination of our exclusive license to use LSO and the performance benefits of LSO provide us with a significant competitive advantage.

Radiopharmaceuticals

      A fundamental tenet of the diagnostic PET imaging technique is the fact that the injection of the radioactive material does not interfere with or disrupt the natural state of the biological system. This means that PET radiopharmaceuticals do not cause a pharmacologic effect. Radiopharmaceuticals probe the molecular processes operative in living organisms. Radiopharmaceuticals are intended for use in the diagnosis or monitoring of diseases or manifestations of diseases.

      Through our PETNET subsidiary, we currently operate 35 radiopharmaceutical production and distribution centers, referred to as PETNET radiopharmacies, located in major metropolitan areas across the U.S. and one radiopharmaceutical production and distribution center in the United Kingdom. Of our 36 radiopharmacies, we operate 12 cyclotrons owned by others, or hosts, pursuant to contracts. Our PETNET radiopharmacies principally produce and distribute FDG, which is used in oncology, cardiology and neurology applications. Our PETNET radiopharmacies allow customers to obtain a cost effective source of radiopharmaceuticals without having to purchase and operate their own cyclotron. In addition, our nationwide network of distribution centers provides our customers with assurance that their radiopharmaceutical requirements will be satisfied in a timely manner that reduces scanner downtime and facilitates patient scheduling. We also provide various PET-related services through PETNET, including reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We believe that the demand for radiopharmaceuticals will expand with the future growth of the PET market and the growing demand for PET services. To meet this demand, we expect to continue the expansion of our PETNET network.

Other PET Products and Services

      Cyclotron Systems. We produce cyclotrons for the production of radiopharmaceuticals at our PETNET radiopharmacies and for sale to hospitals and imaging centers that choose to manufacture radiopharmaceuticals for themselves. Our cyclotrons provide a cost-effective, easy-to-operate, self-shielded, and automated system that produces positron-emitting radionuclides and compounds used in making radiopharmaceuticals such as FDG. We developed these systems to improve efficiency and lower cost while maintaining high levels of performance, improved production capacity, automated operation, and a complete line of automated chemistry modules. Our cyclotrons combine high beam quality and shielding with efficiencies in space requirements, building modifications and operating costs. In 2001, we introduced a new high performance cyclotron with 100% more production capacity than our previous model, while maintaining its cost-effective, self-shielded design. Currently, we offer three cyclotron models: the ECLIPSE ST, which is designed for hospital use, ECLIPSE RD, which is configured for research use, and the ECLIPSE HP, which is built for high-yield commercial use. Each of our cyclotron systems can be upgraded to meet the needs of our customers as their business develops.

      Reveal Network Solutions. We have introduced an Internet-based product called the Reveal Network Solutions to connect physicians, PETNET radiopharmacies and patients to PET providers. The Reveal Network Solutions will facilitate the sharing of relevant information among users, thereby improving efficiency by automating some aspects of the PET process. The Reveal Network Solutions can be used to schedule imaging procedures and to obtain information regarding reimbursement. We expect this network to increase the efficiency of our PETNET radiopharmacies by allowing PET facilities or hospitals to order radiopharmaceuticals on line as opposed to ordering by facsimile or phone. Further, the Reveal Network Solutions will provide us with an on-line method to educate physicians regarding the clinical advantages of PET.

      Additional Products and Services. Establishing, operating and maintaining a facility to conduct molecular imaging procedures requires more than purchasing a molecular imaging scanner. Our customers face challenges ranging from designing their facility to educating referring physicians and imaging technologists in the operation of the scanner. Our extensive experience in the molecular imaging industry allows us to help our customers through this process by offering a broad range of services. These include:

Repair and Maintenance Services. We offer our customers the opportunity to enter into long term service contracts with us pursuant to which we agree to provide repair and maintenance services, including scheduled preventive maintenance, troubleshooting and problem diagnosis, service and repair procedures and replacement parts installation. Of the approximately 275 PET scanners sold by us in the U.S., 130 are under contract for repair and maintenance services at an average price of $118,000 per year.

Site Planning and Installation Services. Prior to installing a PET scanner, we assist our customers with the development of their sites by providing pre-installation site inspections, consultation with facility architects, construction management services, system requirement and specification development and development of site planning documentation. Once a site is completed, we will then provide installation services including transporting the system to the facility, connecting all subsystems, completing the system start-up and safety check and conducting the initial performance testing.

Radioactive Materials Licensing. A radioactive materials license is required to operate a molecular imaging center. Gathering the forms and information needed for the license application is a lengthy and cumbersome process. We work with our customers to collect the necessary information and then prepare the license application for submission. Once submitted, we track the progress of the application until it is received from the applicable state agency.

Technologist Recruiting and Training. The day-to-day responsibilities for operating a molecular imaging scanner and interacting with patients are generally handled by a molecular imaging technologist. As a result of our extensive contacts in the molecular imaging industry, we have the capability to help our customers recruit and hire these technologists. Once hired, we can also provide them with additional training.

Physician Training. We have a preceptorship program in operation at several facilities to train physicians in the details of PET imaging. We arrange for the physician to attend these courses. This training allows the physician to gain hands-on experience in an operational molecular imaging facility. The preceptorships typically last five days and include continuing medical education credits.

Telephone Support. We also provide our customers access to a telephone support, or “help desk,” hotline where we have service personnel standing by to assist our customers with questions related the operation of our products. This hotline can also be used to order spare parts and request emergency on site assistance.

Calibration Sources. Through our subsidiary, CTI Services, Inc., we produce the radioactive source rods used to calibrate our ECAT® scanners. All dedicated PET scanners require transmission sources as well as calibration sources. These sources are used by CTI PET Systems to evaluate newly manufactured scanners and we also sell replacement sources to the end users, generally through the scanner distributors.

Research & Development

      Our founders and directors are recognized leaders in the development of PET technology. For example, our executive officer and director, Ronald Nutt, Ph.D., has been credited with co-developing the combined PET/CT and our director, Michael Phelps, Ph.D., one of the original inventors of the PET scanner, is a leading academic figure in PET. As a result of their leadership, we have been responsible for the development of many of the major commercial innovations in PET since our formation in 1983. The following table highlights some of these innovations:

Date	Innovation

1985	Invented the block detector which assisted in the commercial introduction of PET by lowering the cost and increasing the performance of PET equipment
1990	Developed the first three dimensional high resolution PET that images human organs in a single frame
1992	First to develop whole body imaging capability
1995	Developed the first whole body three dimensional PET scanner for cancer
1997	Commercially introduced the RDS 111 cyclotron which incorporated proprietary technology that lowered the cost, target volumes and power requirements for our cyclotrons and provided electronic automated preparation of radiopharmaceuticals
1998	Developed the first 2mm multi-slice brain scanner (not commercially approved)
1998	Invented the combined PET/CT and demonstrated the first clinical image using a PET/CT
2001	Introduced LSO scanners on a commercial basis

      Our research and development team focuses on developing the next generation of PET scanners, cyclotrons and radiopharmaceuticals. In addition to our internal ideas, our research and development department collaborates with a network of leading physicians, academic imaging experts and, in the case of CTI PET Systems, with Siemens. We actively involve scientists and physicians during the research and development process in order to produce products that are truly customer driven and customer focused. We incurred $21.7 million in 2002, $19.0 million in 2001 and $14.9 million in 2000 in research and development expenses, including clinical and regulatory expenses.

      In order to enhance our research capabilities, we have also entered into collaboration arrangements with a number of universities and research institutions. For example, in 1994 we entered into a collaboration agreement with UCLA for the development of new molecular imaging technology. This relationship has led to a number of breakthrough developments in molecular imaging, from imaging the expression of genes to the development of new experimental radiopharmaceuticals. For example, our image of Alzheimer’s-related plaques using a new radiopharmaceutical was selected as the image of the year in 2001 by the Society of Nuclear Medicine. CTI PET Systems also worked with Dr. David Townsend at the University of Geneva to develop the PET/CT, which was recognized by TIME Magazine as the medical science “Invention of the Year” in 2000. Further, CTI PET Systems worked with the Max Planck Institute in Germany to develop the first large field of view clinical scanner in 1990 and, more recently, a 2mm brain scanner. These collaboration arrangements have increased our access to world-class physicians and scientists and have given us a platform to expand our name recognition in the scientific and medical communities and to increase understanding among physicians of the benefits of PET.

      Our role as a leader in the area of research and development is exemplified by the academic and research institutions that use our products. Today, our products are used by many of the leading medical and scientific institutions including The Cleveland Clinic, Columbia Presbyterian, Emory University, Washington University in St. Louis, Baylor University, UCLA, MD Anderson Cancer Center, Hospital

San Raffaele in Milan, Italy, DKFZ German Cancer Research Center in Heidelberg, Germany, Peking Union Medical College in Beijing, China, and Max Planck Institute in Koln, Germany.

Products Under Development

      CTI PET Systems is developing a next generation of dedicated PET scanners that use our advanced LSO-based detector systems. The next generation of scanners is expected to provide substantially higher patient throughput while providing improved image quality, a larger field of view and upgradeable performance. CTI PET Systems is also developing the next generation of PET/CT scanners that will incorporate advanced LSO-based detector systems. This next generation PET/CT is expected to better integrate PET and CT and is anticipated to substantially decrease body scan time to be consistent with the scan times of a CT while improving image quality.

      We are also expending significant resources in the development of the next generation of commercially available radiopharmaceuticals. Through this development process, we hope to expand the number of PET indications by, among other things, creating new proprietary radiopharmaceuticals that will allow PET to diagnose and manage an increasing number of diseases and to produce a closer alignment between molecular imaging of disease with PET radiopharmaceuticals and the treatment of disease with pharmaceuticals. Currently, we are working on the development of new radiopharmaceuticals to enhance the ability of PET to detect disorders such as inflammation, breast cancer, prostate cancer, Parkinson’s disease and Alzheimer’s disease.

      In order to further enhance our role as a leader in developing new PET technology and radiopharmaceuticals, PETNET has established a collaborative research and development facility with the UCLA School of Medicine. We refer to this new facility as the LA Tech Center. One of the goals of the LA Tech Center is to expand the use of PET technology to accelerate the drug development process. We believe PET has a number of advantages over other imaging modalities that will allow pharmaceutical companies to use PET to more quickly identify whether their developmental drugs are reaching their intended targets and achieving the desired therapeutic results. We anticipate that the use of PET by pharmaceutical companies could help to improve their success rate in clinical trials and speed up the drug development process. In addition, by expanding the use of PET in the drug development process, we hope to increase awareness in the medical community of the significant benefits of PET in identifying and measuring the progression of diseases.

Our Relationship with Siemens

Ownership of CTI PET Systems

      In 1987 we entered into a joint venture agreement with Siemens Medical Solutions USA, Inc., a wholly owned subsidiary of Siemens AG, pursuant to which Siemens acquired 49.9% of the outstanding capital stock of our subsidiary, CTI PET Systems. The cash consideration paid by Siemens for its 49.9% interest was paid directly to the individual shareholders of CTI PET Systems. The amount of the consideration, and the determination of the ownership percentage acquired by Siemens, was negotiated at arm’s length between Siemens and the shareholders of CTI PET Systems. Neither Siemens nor any of its affiliates has any ongoing financial obligations, commitments or guarantees with respect to CTI PET Systems related to the formation or operation of the joint venture. We entered into the joint venture agreement in order to provide us with access to Siemens’ global distribution network and to include our scanners in its product line.

      Put/Call Provision. The joint venture agreement contains, among other things, a put/call provision pursuant to which Siemens has the right to acquire from us for cash up to that number of shares of CTI PET Systems common stock necessary to bring Siemens’ aggregate ownership interest in CTI PET Systems to 80%. We refer to this as the call right. The call right becomes exercisable upon CTI PET Systems exceeding certain PET scanner unit sales volumes, as described below. Upon an exercise by Siemens of the call right, we have a one-time right to defer the sale for a period of one year. Upon CTI PET Systems exceeding the same minimum unit sales volumes, we have a right to require Siemens to purchase from us the same number of shares of CTI PET Systems common stock. We refer to this as the put right. Upon our exercise of the put right, Siemens also has a one-time right to defer its purchase for a period of one year.

      The exercisability of the put/call right is contingent upon CTI PET Systems selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CTI PET Systems beginning on December 9, 1987. As of September 30, 2002, the cumulative total number of units sold by CTI PET Systems was 522 and CTI PET Systems would need to have sold a cumulative total of 907 units to achieve the required cumulative sales level for the put/call right to be exercisable. After 2002 the cumulative unit sales requirement increases by 74 units each year. It is impossible to definitively state when the put/call right will become exercisable by either party. However, based upon our current forecasts, we believe that the minimum sales volumes are not likely to be met before 2005.

      Upon exercise of either the put or the call, the joint venture agreement provides that the parties will attempt to negotiate the price to be paid for the CTI PET Systems shares. In the event the parties are unable to agree upon the price within 60 days, the price will be determined through an appraisal process with each party obtaining a valuation of the CTI PET Systems shares by an independent professional experienced in the valuation of closely held corporations similar to CTI PET Systems. If the valuations that are obtained are within 20% of each other, the price to be paid for the CTI PET Systems shares will be the average of the two valuations. If the difference between the valuations is more than 20%, the two appraisers will select another independent appraiser to provide a third valuation. In this case, the price to be paid for the CTI PET Systems shares will be the average of the two valuations that are the closest to each other.

      If the put/call right is exercised and Siemens’ aggregate ownership interest in CTI PET Systems increases to 80%, Siemens will then be able to effect a merger of CTI PET Systems with another Siemens-controlled entity and acquire the remaining 20% from us. Siemens will only be required to pay us either a negotiated price for the remaining 20% or, if we and Siemens are unable to agree, the fair value of the shares as determined in accordance with applicable provisions of the Tennessee General Corporation Act. In the event Siemens acquires a controlling interest in CTI PET Systems, CTI will no longer include CTI PET Systems in its consolidated financial statements.

      Use of Proceeds from Sale. If the put/call right is exercised, we will have broad discretion with respect to the use of the proceeds received from Siemens in connection with our sale of the shares of CTI PET Systems. We anticipate that we will evaluate appropriate alternatives as we approach the cumulative totals. Possible uses of the proceeds include the repayment of debt, strategic acquisitions, investment in product development and repurchase of a portion of our outstanding shares.

      Distributions. The joint venture agreement does not provide for any mandatory dividends or distributions by CTI PET Systems to us or to Siemens. Since the formation of the joint venture, CTI PET Systems has not paid any dividends or made any distributions on its capital stock. Payment of future dividends or distributions, if any, on the capital stock of CTI PET Systems would be at the discretion of the CTI PET Systems board of directors.

      Non-Competition Agreement. The joint venture agreement contains covenants not to compete which will prohibit us from participating in or owning an interest in any business that develops, sells or manufactures products that compete with the products offered by CTI PET Systems. This non-compete provision will remain in effect for a period of three years following the sale of our shares of CTI PET Systems pursuant to the exercise of the put/call right. Siemens is subject to a substantially similar covenant not to compete, which will also remain in effect following the exercise of the put/call right.

      Ownership of Intellectual Property and Other Assets. Following an exercise of the put/call right, Siemens will acquire control of CTI PET Systems and will therefore control the rights to the patents and other intellectual property then held by CTI PET Systems. These patents cover various electronics, detector technologies and algorithms incorporated into our ECAT® scanners. We would not retain any right to use this patented technology following a sale except to the extent of any then existing licenses or other agreements between us and CTI PET Systems. Siemens would also acquire control of the other tangible and intangible property owned by CTI PET Systems, including the assets used to manufacture and develop ECAT® scanners. However, the patents and other technology held or licensed by us, such as the license for the use of LSO and the patents for our cyclotron technology, would not be affected by an exercise of the put/call right.

      LSO Supply Arrangements. During the term of an existing sublicense agreement between us and CTI PET Systems, we are obligated to sell LSO-based products to CTI PET Systems on terms more favorable than we sell such products to any other party. However, we are not restricted from selling LSO to a competitor of CTI PET Systems. This sublicense automatically terminates upon the termination of our current LSO license, which expires in October 2008.

      Governance of CTI PET Systems and CTI. The joint venture agreement grants various rights to Siemens regarding the governance of CTI PET Systems, including the right to:

•	designate two members of the five member board of directors of CTI PET Systems (we also have the right to designate two members of the CTI PET Systems board);

•	select the fifth director of CTI PET Systems from a list of candidates that we submit to Siemens; and

•	nominate one individual to serve as either the chairman of the board of directors or the president of CTI PET Systems with the appointment to the specific office to be at the discretion of the board.

      We have also agreed that for so long as we and Siemens each own more than 20% of the outstanding shares of CTI PET Systems, our board of directors will nominate a representative of Siemens, chosen by Siemens, to serve as a member of our board of directors. Several of our stockholders, who collectively own an aggregate of 38.8% of the outstanding shares of our common stock, have agreed to vote in favor of the Siemens’ nominee. Currently, Bernd Haetzel is the nominee selected by Siemens to serve on our board of directors.

      The joint venture agreement also contains provisions for the orderly and prompt resolution of disputes among the parties. In the fifteen years since the formation of the joint venture, the parties have only elected to avail themselves of the dispute resolution procedures twice. Most recently, the process was used to address a contract interpretation issue with respect to the implementation of the multiple distributor strategy. A favorable resolution was reached that has led to the expansion of our sales and marketing force for the distribution of products manufactured by CTI PET Systems. Additionally, this process has resulted in the signing of a number of new long-term contracts with Siemens and increased joint projects with Siemens on several new initiatives, including the development of the next generation PET/CT.

      Intercompany Services between CTI PET Systems and CTI. We have entered into an administrative services agreement with CTI PET Systems pursuant to which we provide certain administrative services to CTI PET Systems. Currently we provide CTI PET Systems with human resources services, information technology services, facilities support and maintenance services, regulatory services and various other corporate services. We also allow employees of CTI PET Systems to participate in certain of our employee benefit programs, including our stock option plan.

      Changes due to Multiple Distributor Strategy. Prior to the implementation of the multiple distributor strategy, CTI’s senior officers also served as senior officers of CTI PET Systems in similar capacities. Given the growth of our business and the transition to the use of multiple distributors, we have agreed with Siemens that we will appoint separate officers to serve each entity. Accordingly, effective October 1, 2002, Dr. Nutt resigned as CTI’s Senior Vice President and Technology Director. Dr. Nutt will continue to serve as the President of CTI PET Systems and as a member of CTI’s board of directors. In addition, Michael Templin resigned as an officer of CTI. Mr. Templin will continue to serve as the Chief Financial Officer of CTI PET Systems. We currently anticipate that Dr. Nutt will resign as President of CTI PET

Systems following exercise of the put/call right and immediately prior to Siemens acquiring control of CTI PET Systems. In doing so, there are no restrictions upon Dr. Nutt’s ability to immediately assume a role as an officer of CTI.

      CTI PET Systems has implemented other changes in connection with the transition to the use of multiple distributors, including the adoption of policies and procedures to protect the confidential information of its distributors and the elimination of its sales force.

Distribution Agreement

      Siemens served as our exclusive distributor of ECAT® scanners from 1987 to 1997. From 1997 until 2001, Siemens and CTI PET Systems served as the only distributors of ECAT® scanners. In 2001, CTI PET Systems adopted a multiple distributor strategy in order to expand its distribution channel. As a result, we are now serving as a direct distributor of the products manufactured by CTI PET Systems. Our distribution agreement with CTI PET Systems grants us a non-exclusive worldwide right to distribute PET scanners manufactured by CTI PET Systems. Pursuant to the terms of our distribution agreement, CTI PET Systems has an obligation to sell scanners to us at a price that is no less favorable than the price offered by CTI PET Systems to any of its other distributors based on comparable volumes. In connection with this new multiple distributor strategy, CTI PET Systems also entered into a new distribution agreement with Siemens that contained terms that are substantially similar to the terms of our agreement.

      As a result of our new distribution agreement with CTI PET Systems, we anticipate that following the exercise of the put/call right we will continue to have a right to distribute PET products manufactured by CTI PET Systems through at least 2010. During the term of our distribution agreement, we will have access to new products developed by CTI PET Systems on the same terms and conditions that CTI PET Systems grants distribution rights to Siemens.

Credit Facility

      Pursuant to the terms of our revolving credit facility with SunTrust Bank, CTI PET Systems is allowed to borrow up to $55.0 million under the credit facility to finance its operations. At September 30, 2002, CTI PET Systems did not have an outstanding balance under the credit facility. CTI PET Systems pays its pro rata portion of all fees and commissions under this credit facility. Our subsidiaries guarantee all obligations under the credit facility, except that the guarantee by CTI PET Systems is limited to $55.0 million and does not include any advances under the credit facility that are loaned (on an intercompany basis) to our PETNET subsidiary. The credit facility and the obligations of our subsidiary guarantors under the credit facility are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee of CTI PET Systems is principally limited to the accounts receivable and inventory of CTI PET Systems.

Other Relationships

      In addition to the relationships previously discussed, we have entered into various other commercial arrangements with Siemens. For example, Siemens and CTI PET Systems recently entered into an agreement pursuant to which Siemens agreed to supply CTI PET Systems with CT scanners for the purpose of manufacturing a combined PET/CT scanner. Siemens has also agreed to provide us with replacement parts, training and other support for the CT scanners incorporated into the combined PET/CT systems. CTI PET Systems also has a license to use Siemens’ syngo® software which is an important component of the operating system for the PET/CT.

Competition

      The primary competitive factors in the PET equipment market are quality, technical capability, breadth of product line, distribution capabilities, price, the ability to offer vendor financing, and the ability to provide quality service and support. Our principal competition in the market for PET scanners comes from divisions or subsidiaries of much larger corporations such as GE Medical Systems and Philips Medical Systems. GE Medical Systems markets and sells a combined PET/CT, which is the main competitor to the PET/CT manufactured by CTI PET Systems. We also compete with Siemens in connection with the sale and distribution of the PET scanners manufactured by CTI PET Systems, as well as for service and support business. Our competitors also include academic institutions and other public and private research organizations that conduct research, seek patent protection and establish arrangements for commercializing products that compete with our products. We are a relatively modest-sized company compared to our primary competitors in the PET equipment market, GE Medical Systems and Philips Medical Systems. These two competitors have substantially greater access to capital and the ability to bundle PET sales with the sale of other medical devices in their respective product lines. However, they both have more limited PET product lines than CTI. Because we offer a comprehensive, integrated line of PET related products and services that complement our PET scanners, we believe we have some competitive advantages over these and other competitors with more limited PET product lines. We also believe that our position as a technological leader in the PET industry helps us to compete in the market for PET scanners.

      We believe the primary competitive factors in the radiopharmaceutical market are national distribution capabilities, reliability of delivery, price, the ability to develop new radiopharmaceuticals and the ability to obtain proprietary rights to any newly developed radiopharmaceuticals and cyclotron technology. In the radiopharmaceutical market, we have three principal groups of competitors. The first group consists of national radiopharmacy companies such as Amersham, Tyco, Syncor and Ion Beam Applications (and its subsidiary, Eastern Isotopes). The second group consists of independent regional radiopharmacy companies such as Geodax and Pharmalogic. The third group of competitors consists of large academic institutions. Setting up a radiopharmacy is capital intensive, involving a significant up-front investment. In addition, the first entrant in a given geographic market often benefits from the ability to establish relationships with key customers without significant competition. These factors can make it advantageous to be the first radiopharmacy, or “first mover,” in a given market. We were the first FDG distributor to enter many of the markets serviced by our network of 36 radiopharmacies. We believe this “first mover” advantage provides us some competitive advantage over other companies that might attempt to enter, or expand their presence in, the radiopharmaceutical markets we already serve. Currently, we estimate that no other single competitor has more than ten radiopharmacies containing cyclotrons that produce and distribute FDG.

      In the cyclotron business, the primary competitive factors are distribution capabilities, effective shielding design, quality, production capacity and automated production capability. We believe our position as a leader in developing cyclotron technology combined with our integrated product line will help us to compete in the cyclotron market.

Sales and Marketing

      Our sales and marketing efforts are focused on two primary segments of the PET market. The first segment includes hospitals, universities and other research institutions. The second segment includes customers such as freestanding imaging centers and cancer treatment centers, often owned by physicians and other entrepreneurs, who we believe are particularly well suited to benefit from our ability to offer a complete, integrated line of PET products and services. In order to effectively target each of these segments, CTI PET Systems recently implemented a multiple distributor strategy for scanners. Through a distribution arrangement with Siemens, we are able to leverage Siemens’ large sales and marketing force to sell dedicated PET scanners and combined PET/CT scanners to hospitals and research institutions. As a direct distributor of ECAT® scanners, we target customers whom we believe would particularly benefit from our integrated line of PET products and services. As a direct distributor of CTI PET Systems’ products, we have also entered into sub-distribution agreements in certain international markets in an effort to sell more ECAT® scanners abroad and in order to provide us access to new markets in which to sell our other PET products and services.

      Our marketing and sales strategy emphasizes our complete and integrated line of PET related products and services, including PET scanners, radiopharmaceuticals, cyclotrons and services such as physician training and facility planning and design. Unlike many of our competitors who focus on limited aspects of the PET market, our sales and marketing team is able to present CTI as a single source for all PET related needs. In order to implement this strategy, which we call the “total solutions” approach, sales personnel from each of our business segments work together with prospective customers to develop a customized package of products and services.

      Our recent success in assisting the Thompson Cancer Center, a Knoxville, Tennessee based cancer center, offers a good example of our “total solutions” approach. Through the combined efforts of a multi-disciplinary team, we designed and implemented a comprehensive, customized solution for the development and operation of the Thompson Cancer Center’s new PET center. Our service organization assisted the center with the design and installation of the facility. Upon completion of the design and construction phase, the center acquired an ECAT® scanner manufactured by CTI PET Systems and today PETNET provides the center with all of its PET related radiopharmaceutical requirements.

      For fiscal years 2002, 2001 and 2000, our revenues from U.S. sales were $197.7 million, $144.7 million and $92.8 million, respectively. For fiscal years 2002, 2001 and 2000, our revenues from sales outside the U.S. were $60.7 million, $44.2 million and $31.2 million, respectively. Sales through Siemens represented approximately 49.6% of our consolidated revenues for the fiscal year ended September 30, 2002. We have no other single third-party customer that accounts for more than 10% of our sales.

      Firm backlog orders at September 30, 2002 and September 30, 2001 were $112.2 million and $109.6 million, respectively. A majority of this backlog is expected to be realized as revenues by the end of 2003.

Customer Service and Support

      Due to the anticipated growth in our business, we are in the process of expanding our customer service and support staff. We maintain a network of more than 90 service engineers and customer support specialists who provide installation, warranty, repair, training and support services for our products. We generate service revenue by providing service to customers on a time-and-materials basis and through comprehensive service contracts and the sale of parts.

      In our capacity as a direct distributor of CTI PET Systems products, we warrant ECAT® scanners against recurring and significant failures for a period of twelve months. We also warrant our cyclotrons for a period of twelve months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and software support they require.

      We believe customer service and support are an integral part of our competitive strategy. Service capability, availability and responsiveness play an important role in marketing and selling medical equipment and systems, particularly as the technological complexity of the products increases. Nevertheless, many hospitals use their own biomedical engineering departments or independent service organizations to service equipment after the warranty period expires. Therefore, we cannot depend on the conversion of all customers to service contracts after the expiration of warranty periods.

Intellectual Property

      Our future growth and ability to compete in the molecular imaging market are substantially dependent on internally developed technologies. We seek to protect our technology through a combination of copyright, patent, trademark, trade secret and other intellectual property laws. As of September 30, 2002, we held 27 U.S. patents and have 17 patent applications pending, which are generally related to our PET scanners, cyclotrons and radiopharmaceutical production. We believe it could take up to four years, and possibly longer, for our pending U.S. patent applications to result in issued patents. Certain technologies already patented in the U. S. are either patented or subject to pending patents in Europe, Canada and Japan. We have also received trademark registrations for “CTI”, “ECAT” and our logo. We also rely on trade secrets and other unpatented proprietary information, which we attempt to protect by entering into confidentiality agreements with certain employees, consultants, suppliers, distributors, and other partners. We also seek to control access to and distribution of our documentation and other proprietary information.

      In addition to developing our own technology, we have entered into several license agreements to use third-party technology. For example, we have an exclusive worldwide license from Schlumberger Technology Corporation to use the LSO technology. This license expires upon the expiration of the LSO patents, which are expected to expire in October 2008. We have sublicensed to CTI PET Systems and Concorde Microsystems, Inc. the right to use the LSO technology until such time as the License Agreement between CTI and Schlumberger has expired.

Manufacturing

      CTI PET Systems assembles ECAT® scanners, and we assemble cyclotrons, from components manufactured by us and components supplied to us by suppliers to whom we have outsourced portions of our manufacturing process. For ECAT® scanners, the most significant internal manufacturing process involves the production of detector materials, which includes several proprietary processes. Examples of components manufactured on an outsourced basis include circuit boards, wiring harnesses, computer hardware, mechanical gantries and patient couches. Outsourced components are either standard products or are manufactured according to our specifications. Typically, outsourced components that are manufactured according to our specifications are tested by the outsource manufacturer using test systems designed and supplied by our engineers and manufacturing staff. Each major outsourced component has an assigned outsource manager from our manufacturing staff. We use ongoing periodic inspection to help us monitor whether our outsource manufacturers are continuing to meet our quality standards. We believe that outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity.

      A number of components used in our existing products, as well as products under development, are purchased from single sources. For example, we purchase a substantial portion of the raw material used to create our LSO detector material from a single source. In addition, while we do manufacture LSO detector material internally, our internal production capacity does not meet all of our requirements. We obtain the balance of our LSO requirements from a single supplier. Disruptions or loss of supply from any of our single source suppliers could disrupt our manufacturing process or cause significant unanticipated costs in obtaining alternative components or in incorporating alternative components into our production process.

      Our facility and quality system is inspected by TÜV Essen, which is an independent auditing firm responsible for granting accreditations of European Union Medical devices and quality assurance systems. Our facility and quality assurance systems have been found by TÜV Essen to conform to the requirements of ISO-9001, ISO 13485 and the European Union Medical Device Directive.

Government Regulation

      Our business is subject to many governmental and regulatory requirements relating to health care matters. We believe our current arrangements and practices are in material compliance with applicable statutes and regulations. However, we have not received or requested legal opinions from counsel or from any federal or state regulatory authority to this effect, and many aspects of our business operations have not been the subject of federal or state regulatory interpretation. As a result, we can not assure you that our current or prior practices or arrangements will not be found to be in compliance with applicable laws and regulations, and any such noncompliance could result in a material adverse effect to us.

Licensure Laws

      We are subject to licensing and regulation under multiple federal and state laws, including laws relating to the use and handling of radioactive materials and laws relating to the operation of pharmacies. We also are required to register with the appropriate state agencies our radioactive sealed sources and each cyclotron that we own and operate. In addition, some states require us to obtain a reciprocity license before delivering products or servicing machines utilizing radioactive materials in those states. The pharmacists operating in the PETNET sites must be licensed, and many states require imaging technologists that operate PET systems to be licensed. We believe our operations are in material compliance with applicable federal and state licensure laws and regulations. Nevertheless, there can be no assurance that our current or past operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us.

Certificate of Need Laws

      In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or provision of diagnostic imaging services by our clients. Certificate of need regulations may limit or preclude our clients from providing diagnostic imaging services or systems. At present, a number of states in which we sell PET systems have certificate of need laws that restrict the supply of PET systems and other types of advanced medical equipment. Certificate of need laws were enacted to contain rising health care costs, prevent the unnecessary duplication of health resources, and increase patient access for health services. In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new machines or offering new services. A significant increase in the number of states regulating our business through certificate of need or similar programs could adversely affect us.

U.S. Food and Drug Administration, or FDA, and State or Foreign Approvals

      Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, strictly regulate our products and research and development activities. The Federal Food, Drug, and Cosmetic Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping and reporting, advertising and promotion of medical devices.

      Devices. Generally, before we can market a new medical device, we must obtain marketing clearance through 510(k) premarket notification. The FDA will typically grant a 510(k) clearance if we can establish that the device is substantially equivalent to a predicate device. It generally takes us several months from the date of a 510(k) submission to obtain clearance, but it may take longer, particularly if a clinical trial is required. We have obtained 510(k) clearance covering our PET scanners for use in a broad range of PET imaging applications for the purpose of determining various metabolic (molecular) and physiologic functions in humans. This general clearance covers diagnostic applications and applications for monitoring the treatment of disease.

      The FDA generally requires premarket approval for a medical device that does not have a predicate device. The FDA will typically grant a premarket approval if a sponsor provides valid scientific evidence that establishes the safety and effectiveness of the device. We do not anticipate that a premarket approval will be required for any of the PET scanners we develop in the foreseeable future.

      If human clinical trials of a device are required for a 510(k) submission and the device presents a significant risk to the patient in the trial, the sponsor of the trial, usually the manufacturer or the distributor of the device, must file an investigational device exemption application prior to commencing human clinical trials. The investigational device exemption application must be supported by data, typically including the results of animal and/or laboratory testing. If the investigational device exemption is allowed to go forward by the FDA and one or more appropriate institutional review boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as detailed in the investigational device exemption. If the device presents an insignificant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by the institutional review boards alone. Submission of an investigational device exemption does not give assurance that the FDA will allow the investigational device exemption to progress and if allowed to progress there can be no assurance the FDA will determine that the data derived from the studies supports the substantial equivalence of the device or warrants the continuation of the clinical trials. An investigational device exemption supplement must be submitted to the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study indication or the rights, safety or welfare of human subjects.

      In addition to granting marketing clearances for our products, the FDA and international regulatory authorities periodically inspect our facilities and operations. We must comply with the host of regulatory requirements that apply to medical devices marketed in the U.S. and internationally. These requirements include labeling regulations, manufacturing regulations, Quality System Regulation requirements, medical device reporting regulations that require a manufacturer to report to the FDA adverse events involving its products, and the FDA’s general prohibitions against promoting products for unapproved or off-label uses. The FDA periodically inspects device and drug manufacturing facilities in the U.S. or manufacturers of product to be marketed in the U.S. in order to assure compliance with applicable regulations.

      Cyclotrons. We believe that our cyclotrons are manufacturing equipment, rather than medical devices as defined under the Food, Drug and Cosmetic Act (i.e., they are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or intended to affect the structure or any function of the human body), and thus are not subject to regulation as medical devices. The FDA has not disputed our position regarding the regulatory status of our cyclotrons after numerous agency inspections of our facilities and operations over the past several years.

      Radiopharmaceuticals. Our PET radiopharmaceutical products currently are produced and sold through our PETNET radiopharmacies, each of which operates under an applicable state pharmacy license and compounds PET products in response to the prescription order of a licensed practitioner. The FDA traditionally has deferred regulation of the practice of medicine and pharmacy to state and local authorities. However, the Food and Drug Administration Modernization Act of 1997 (the “1997 Act”) provides a new framework for FDA regulation of PET products.

      FDA generally requires sponsors to submit a new drug application prior to marketing a drug to demonstrate that the drug is safe and effective for its intended uses. FDA will approve the new drug application only if the drug’s safety and effectiveness has been demonstrated by extensive, controlled clinical data, or by references to such data, and the sponsor has shown adequate manufacturing and controls. A sponsor may also submit an abbreviated new drug application, which does not require safety and effectiveness data, but generally requires a demonstration that the drug is “bioequivalent” to an already approved drug. Under the 1997 Act, FDA currently cannot require the submission of a new drug application or abbreviated new drug application for any compounded PET product that conforms to the PET compounding standards and the official monographs of the United States Pharmacopeia until two years after the agency adopts appropriate new drug approval procedures and current good manufacturing practice requirements for these products. The FDA believes that the 1997 Act directs the agency to establish approval procedures and current good manufacturing practice requirements for all PET products, without any exclusion for compounded PET products. Currently, any PET product that does not comply with United States Pharmacopeia PET compounding standards and official monographs is deemed by FDA to be adulterated and may not lawfully be sold.

      On March 10, 2000, FDA published a Federal Register notice announcing that the agency has concluded that certain commonly used PET products (e.g., FDG injection) are safe and effective for certain indications when produced under conditions specified in approved new drug applications and abbreviated new drug applications. In that notice, FDA invited producers of these products to voluntarily submit applications for marketing approval and set out the approval procedures and type of application required for these PET products. FDA stated that the agency has not yet addressed the procedures for approval of other PET products and of new indications for approved PET drug products.

      The language of the 1997 Act and FDA pronouncements within the March 10, 2000 notice strongly suggests that any FDA regulations pertaining to marketing approval for PET products would apply to the compounded PET products produced in our state-licensed PETNET radiopharmacies. Within two years after FDA regulation of PET products takes effect, our PET products would require FDA approval for a labeled (i.e., promoted) indication, including any indications related to the monitoring of disease.

      We believe, however, that the costs and time associated with obtaining FDA approval for FDG will not have a material impact on our business, financial condition, or results of operations; however, any failure to comply with applicable current good manufacturing practice requirements could delay FDA approval. We could incur significant costs and time to obtain FDA approval for any new PET product or for any new indication for an approved PET product. Such additional costs and expenditure of time in obtaining any required FDA approval could have a material adverse effect on our business, financial condition, and results of operations.

      On April 1, 2002, FDA published draft proposed current good manufacturing practice requirements for PET products. FDA states that it has determined that the production of a PET product would include all operations to the point of release of a finished dosage form (includes unit dose containers, multiple containers, and pharmacy bulk packages), and these activities would be subject to current good manufacturing practice.

      Until FDA adopts final current good manufacturing practice requirements for PET products, it is uncertain whether any such requirements will have a material impact on our radiopharmaceutical business. However, we may incur significant costs in establishing and maintaining procedures to comply with these requirements. When FDA finalizes its new drug approval and current good manufacturing practice requirements for the production and distribution of PET products, our failure to comply with agency requirements could result in FDA enforcement actions. These actions include, but are not limited to, recalls or product seizure, warning letters, fines, injunction, FDA refusal to grant approval of any required new drug applications or abbreviated new drug application, FDA withdrawal of approved applications, and criminal prosecution. Any such enforcement actions could have a material adverse effect on our business, financial condition, and results of operations.

      Finally, the 1997 Act established certain restrictions on pharmacy compounding that include, among other things, the prohibition of a pharmacy from advertising or promoting the compounding of any particular drug, class of drug, or type of drug. An April 2002 decision of the U.S. Supreme Court in the lawsuit Thompson v. Western States Medical Center held that the prohibition on promotion and advertising violates the free speech guarantees of the First Amendment. The U.S. Supreme Court was not asked to rule on the appellate court decision that the advertising restriction invalidates the entire pharmacy compounding section of the 1997 Act. Notwithstanding this advertising decision of the U.S. Supreme Court, FDA has clearly evidenced its desire to regulate the practice of pharmacy compounding, and in June 2002 reissued a Compliance Policy Guide that describes the FDA’s short-term policy on pharmacy compounding. The FDA is currently considering the long-term implications of the U.S. Supreme Court decision. Any such other regulatory limitations not related to advertising restrictions could adversely impact the operations of our PETNET radiopharmacies with respect to the compounding of PET drug products in general or of specific PET radiopharmaceuticals. We were not a party to the Thompson v. Western States Medical Center lawsuit.

International

      In order to market our products in European and other foreign countries, we must obtain required regulatory approvals and comply with extensive regulations governing product safety, quality and manufacturing processes. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for licensing may differ from FDA requirements.

      In order to market our products in the member countries of the European Union, we are required to comply with the Medical Devices Directive and obtain CE mark certification. CE mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Under the Medical Devices Directives, all medical devices must qualify for CE marking.

      All of our products sold internationally are subject to appropriate foreign regulatory approvals, like CE marking for the European Union. Our products are manufactured in ISO 9001 and ISO 13485 certified facilities.

      We also must obtain European marketing approval for our radiopharmaceuticals sold in Europe. We have obtained approval in the United Kingdom from the Medicines Control Agency (MCA) to produce and distribute FDG in England.

Laws and Regulations Related to Radioactive Materials

      Our scanners, cyclotrons, and PETNET radiopharmacies require the use of radioactive materials. While virtually all of this material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, using such materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing the storage, use, transportation and disposal of such materials and resulting waste products. Although we believe that our procedures for storing, handling, transporting and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We have not had significant material expenses associated with laws or regulations governing radioactive materials.

Reimbursement

      In the U.S., as well as in foreign countries, government-funded or private insurance programs, commonly known as third-party payors, pay the cost of a significant portion of the patient’s medical expenses. A uniform policy of coverage and reimbursement does not exist among all these payors. Therefore, reimbursement for an item or service can be quite different from payor to payor. We believe that reimbursement is an important factor in the success of any medical device. Consequently, we seek to obtain third-party payor coverage and reimbursement for all of our products and services.

      In order to receive reimbursement from government funded insurance programs such as Medicare and Medicaid and to market our products in the U.S., we must first obtain FDA clearances and approvals. Reimbursement also depends on our ability to demonstrate the short-term and long-term clinical and cost-effectiveness of our products from the results we obtain from clinical experience and formal clinical trials. We present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.

      All third-party reimbursement programs, whether government funded or insured commercially, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, prior authorization of procedures, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. In August 2000, CMS implemented the Hospital Outpatient Prospective Payment System in an effort to control costs to the Medicare program. The Hospital Outpatient Prospective Payment System applies to items and services furnished in hospital outpatient departments and other facilities that are considered to be “provider-based.” Under this new system, items and services are grouped into ambulatory payment classifications (“APC”), with most ambulatory payment classifications having a pre-determined payment rate based on historical cost and charge data. The hospitals bill for items and services using Healthcare Common Procedure Coding System codes, and these codes are used to determine the ambulatory payment classifications that are paid for the billed items and services. In order to accommodate new technologies, additional payments are made for “new technology” services and for drugs, biologicals and devices that are eligible for “pass-through” payments. “New technology” services are paid as part of special cost-based ambulatory payment classifications while CMS collects sufficient data to determine the appropriate ambulatory payment classification for the service. Separate payments are made for pass-through items for two to three years, after which they will be incorporated into ambulatory payment classifications

      Under The Hospital Outpatient Prospective Payment System, PET services currently are treated as “new technology” services. It is not certain how much longer this status will apply. Pursuant to a recent adjustment to The Hospital Outpatient Prospective Payment System made by CMS, some of the radiopharmaceuticals we sell currently will no longer be eligible for pass-through payments in 2003. Instead, CMS indicated that these products will be incorporated into ambulatory payment classifications. It is expected that CMS will continue to refine The Hospital Outpatient Prospective Payment System as it collects more data on various reimbursable items and services. We cannot predict what impact the forthcoming changes in payments under The Hospital Outpatient Prospective Payment System for our products and services will have on the demand for such products from hospitals and provider-based entities.

      In addition, non-governmental third-party payors, such as commercial health maintenance organizations, preferred provider organizations and other insurers, may similarly impose varying requirements and limitations on reimbursement for our products or for services utilizing our products, thereby affecting the demand for our products from health care providers.

      Currently, we are working with the Academy of Molecular Imaging to form a European organization which, among other things, will work to increase the level of reimbursement for PET applications in the European market.

      On April 16, 2002, the Executive Committee of the Medicare Coverage Advisory Committee, which provides advice and recommendations to CMS about clinical issues, held a hearing regarding the scientific justification for the use of PET applications for the diagnosis and management of Alzheimer’s disease. At this meeting, the Executive Committee voted to ratify earlier conclusions of the Medicare Coverage Advisory Committee’s Diagnostic Imaging Panel that currently there is not adequate evidence of a clinical benefit of PET in evaluating patients with possible Alzheimer’s disease and, therefore, CMS should not at this time provide Medicare coverage for the use of PET in the diagnosis and management of Alzheimer’s disease. The negative recommendation came despite evidence from scientists representing the Academy of Molecular Imaging that PET is the only current technology available that can definitively diagnose Alzheimer’s disease. At this time, CMS has not indicated whether it will follow the recommendations of the Medicare Coverage Advisory Committee when making its Medicare reimbursement coverage decision. However, if CMS does follow the recommendations of the Medicare Coverage Advisory Committee, we would expect the decision to be re-evaluated in the future if and when additional evidence becomes available regarding PET’s clinical benefits in evaluating patients with possible Alzheimer’s disease.

Fraud and Abuse Laws

      The federal health care program’s anti-kickback law, the Anti-Kickback Law, prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in exchange for or to induce either: (i) the referral of an individual, or (ii) the purchasing, leasing, ordering, or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal health care programs. The definition of

“remuneration” has been broadly interpreted to include gifts, discounts, the furnishing of free supplies or equipment, commercially unreasonable credit arrangements, payments of cash and waivers of payments. The statute itself has been broadly interpreted to mean that if any one purpose of a payment arrangement is to induce referrals of federal health care program covered business, the statute has been violated. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines and imprisonment.

      The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the U.S. Department of Health and Human Services(HHS) has issued a series of regulations, known as the “safe harbors.” These regulations set forth certain safe harbors which, if all applicable requirements are met, will assure health care providers and other parties that they will not be prosecuted under the Anti-Kickback Law. Although full compliance with all applicable safe harbors ensures against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within one or more safe harbors does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Law will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General of the HHS, referred to as the OIG. To provide specific guidance on the application of the Anti-Kickback Law, Congress required the OIG to implement an advisory opinion process. In an advisory opinion, the OIG may determine that it will not sanction the advisory opinion’s requestor even if the arrangement or practice in question technically violates the Anti-Kickback Law. Although these advisory opinions are binding on the OIG and the parties requesting the opinions, no third-party may legally rely on them.

      Many states have adopted laws similar to the Anti-Kickback Law. Some of these state prohibitions apply to referrals for health care items and services reimbursed by any source, not only the Medicare and Medicaid Programs. Some of these state prohibitions may be more restrictive than the Anti-Kickback Law in material respects, and the federal safe harbors may not apply.

      These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices, such as us, by limiting the kinds of financial arrangements (including sales programs) we may have with hospitals, physicians, imaging centers, and other potential purchasers of medical devices. We have in place formal policies related to compliant marketing practices. These laws are also implicated by a manufacturer’s compensation or ownership arrangements with customers (or physicians in a position to recommend the purchase of a manufacturer’s products). We have various types of compensation arrangements with customers and physicians, including consulting agreements, research and development agreements, and lease agreements. Furthermore, we have a number of joint venture arrangements with customers to establish and operate PETNET radiopharmacies. We believe that these various arrangements have been structured to comply with federal and state anti-kickback laws. For example, we believe the various compensation arrangements, which we have with customers, provide for fair market value compensation for services and/or space furnished to us. Additionally, we believe that the PETNET joint venture arrangements require at-risk investments and provide for returns on investment, which are proportional to the level of investment. Given the breadth of the federal and state anti-kickback laws, however, there can be no assurance that federal or state regulatory authorities will determine that all of our arrangements comply with these laws. We have attempted to structure our business arrangements to comply with the Anti-Kickback Law and similar state laws, but there can be no assurances to this effect.

      Other federal and state laws prohibit individuals or entities from presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent or are for items or services not provided as claimed. Violations of these laws can result in substantial criminal and civil penalties. Although we do not submit claims in our own behalf to third-party payors, we may provide some billing and reimbursement advice to purchasers of our products. Since we cannot assure that the government will regard any billing errors that may be made by a customer relying on our advice as inadvertent, these laws are potentially applicable to us.

      Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. The federal government has increased funding to fight health care fraud, and it is coordinating its enforcement efforts among various agencies, such as the United States Department of Justice, the OIG, and state Medicaid fraud control units. We believe that the health care industry will continue to be subject to increasing government scrutiny and investigations.

HIPAA Regulations Relating to the Privacy, Security, and Electronic Transmission of Health Information

      In 1996 Congress passed the Health Insurance Portability and Accountability Act (HIPAA). Among other things, HIPAA established several requirements regarding the privacy, security and transmission of health information. HHS has issued several sets of regulations in accordance with its authority under HIPAA. In general, these regulations apply directly to health care providers, health plans, and health care clearinghouses, as well as indirectly, in certain instances, to those who provide services on behalf of these entities which involve the receipt or disclosure of health information. Our health plan will be subject to the HIPAA regulations. Some of our operations may also be subject to these regulations.

      Pursuant to HIPAA, HHS issued final privacy regulations establishing comprehensive federal standards relating to the use and disclosure of protected health information. These regulations, among other things, establish limits on the use and disclosure of protected health information, provide for patients’ rights to access, request amendments, and receive an accounting of the uses and disclosures of protected health information, and require certain safeguards to protect identifiable health information. The federal privacy regulations do not supersede state privacy laws that are more stringent. Thus, to the extent we are subject to the privacy regulations, we must determine which state privacy laws are more stringent than the federal laws and comply with those state laws in addition to the federal privacy regulations. The compliance date for the federal privacy regulations is April 14, 2003. Prior to the compliance date, it is expected that HHS will release several guidance documents addressing questions or concerns raised by the privacy regulations. On July 6, 2001, HHS issued its first guidance document relating to these regulations. On August 14, 2002, HHS issued a final rule modifying certain provisions of the HIPAA privacy regulations. HHS may propose additional modifications in the future.

      Like the privacy regulations, the regulations providing electronic transaction standards also are finalized. These regulations establish uniform standards relating to data reporting, formatting, and coding that covered entities must use in conducting certain health care transactions. The electronic transaction standards presently apply to eight different transactions, including transactions relating to health care claims and health care payment and remittance advice. The compliance date for these regulations was October 16, 2002. However, the compliance date for these regulations could be extended for one year by filing a compliance plan with HHS by October 15, 2002. We filed a compliance plan with HHS for purposes of the transactions conducted by our health plan. Outside of our health plan, we do not believe we are subject to the electronic transaction standards since we do not otherwise conduct any of the covered transactions.

      The security regulations promulgated pursuant to HIPAA have not been finalized. The purpose of the proposed security regulations is to establish a minimum standard for the protection of individual health information that is stored or transmitted electronically. The regulations provide administrative procedures, physical safeguards, and technical mechanisms that may be implemented to satisfy the regulations.

      Violations of the privacy regulations are punishable by civil and criminal penalties. State privacy laws may impose similar sanctions on us. Violations of the electronic transactions standards are punishable by civil penalties.

      The HIPAA regulations could result in significant financial obligations for us and will pose increased regulatory risk. At this time, we are not able to determine the full consequences of the HIPAA regulations for our business or the total cost of complying with these regulations. However, the HIPAA regulations could have a significant impact on us operationally and financially.

Employees

      As of September 30, 2002, we employed directly and through our subsidiaries 699 people. Of these 699 people, 236 work in our PET scanner manufacturing business, 193 work in our radiopharmaceutical business, 44 work in our detector materials business, 154 work in our services business for scanners, cyclotrons, and other products, and the remaining 72 work in various administrative functions supporting all of these businesses. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Item 2.     Properties

      We currently own 115,000 square feet of office, research and development, manufacturing and warehouse space at 810 Innovation Drive in Knoxville, Tennessee, and 50,000 square feet of production space at 3100 Stock Creek Boulevard in Rockford, Tennessee. We are in the process of expanding our facility at 810 Innovation Drive by more than 76,000 square feet. We expect this expansion to be completed by January 2003. We have entered into a lease for approximately 16,000 square feet of office space located at 800 Innovation Drive in Knoxville, Tennessee; a sub-lease for 5,600 square feet of office space located at 800 Innovation Drive in Knoxville, Tennessee; a lease for approximately 5,000 square feet of office space at 835 Innovation Drive in Knoxville, Tennessee and a lease for 10,000 square feet of warehouse space at 516 Cardin Jennings Lane in Knoxville, Tennessee. Except for the space located at 3100 Stock Creek Boulevard in Rockford, Tennessee, which is used primarily by our Detector Materials segment, each of the foregoing facilities is used in part by each of our financial reporting segments.

      CTI PET Systems currently leases office, research and development, manufacturing and warehouse space at 810 Innovation Drive in Knoxville, Tennessee from CTI. The board of directors of CTI PET Systems has authorized CTI PET Systems to enter into a new lease agreement with CTI for a period of ten years through December 31, 2012. CTI PET Systems entered into a lease for approximately 21,000 square feet of office and warehouse space located at 203 Dunavant Drive, in Rockford, Tennessee. CTI PET Systems currently subleases 1,501 square feet of space in a medical facility in Knoxville, Tennessee, which is used in research and development activities.

      We currently lease space for 25 PETNET radiopharmacies throughout the U.S., including metropolitan areas such as New York, Chicago, Tampa, San Francisco, Los Angeles, Phoenix, Dallas, Detroit and Nashville. Two of these leased properties are locations for future radiopharmacies. We operate 12 of our radiopharmacies in facilities that are owned by other parties and for which our use of the facilities is governed by our commercial agreements with those parties rather than separate facility leases. In addition, we have a PETNET radiopharmacy located in Mt. Vernon, United Kingdom.

      We also have an office in Germany that houses a sales manager for international sales and several engineers to provide service and support for products sold in Europe. This facility in Germany is used by our CTI Services segment.

Item 3.     Legal Proceedings

      In May 2002, Cox Nuclear Pharmacy, Inc. & Accuscan LLC filed an action against CTI, PETNET Pharmaceuticals, Inc. and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs have set forth eight causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. Because our investigation with respect to the allegations remains at a preliminary stage, an estimate of the possible loss or range of loss, if any, cannot be made. Nevertheless, we believe that the claims are without merit and intend to vigorously defend this suit.

      On November 21, 2002, General Electric Company filed an action against us and a former General Electric employee now employed by us in the District Court of Johnson County, Kansas, civil case no. 02-CV-07947. The complaint charges us and our employee with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to us or our employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. General Electric obtained a second temporary restraining order on December 5, 2002, again without notice to us or our employee, ordering us and our employee to preserve all information in paper or electronic form that was provided to us by such employee or created or generated by us or any of our employees based upon information provided by such former General Electric employee. We have initiated an investigation into the facts alleged by General Electric and have taken steps to comply with the Court’s orders. We intend to vigorously defend this cause of action.

      On September 19, 2002, General Electric filed a complaint against Thomas J. Hook and Joseph Sardano, who were former employees of General Electric and are now employed by us, in the United States District Court, Eastern District of Wisconsin, civil case no. 02-C-929. The complaint alleges threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. We have not been named as a defendant in that action. The defendants have answered the complaint, have denied liability and intend to vigorously defend this cause of action.

      We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fiscal quarter ended September 30, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company’s Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: CTMI) since June 21, 2002. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market for the quarters ended June 30, 2002 and September 30, 2002.

Quarter Ended	High	Low

June 30, 2002	$23.45	$17.35
September 30, 2002	$25.94	$13.53

Holders

      The number of record holders of the Company’s Common Stock at December 2, 2002 was 197, excluding beneficial owners of shares registered in nominee or street name.

Dividend Policy

      The Company has not paid any cash dividends on its common stock since its inception, and does not intend to pay any such dividends in the foreseeable future. Pursuant to the terms of our existing credit facility, we are restricted from paying dividends. See Item 7 of this annual report under the sub-heading “Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of September 30, 2002:

Number of Shares
Remaining Available
	Number of Shares to	Weighted-Average	for Future Issuance
	be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	5,478,651	$6.36	1,705,478
Equity compensation plans not approved by stockholders	482,664 (1)	$4.95	—

Total	5,961,315	$6.25	1,705,478

(1)	Includes warrants to acquire 76,000 shares issued in connection with the execution of a consulting agreement and 406,664 options issued outside of our 1998 Amended and Restated Incentive Stock Option Plan to certain non-employee advisors and consultants. See “Stock Options, Warrants and Restricted Stock” in note 9 of the notes to our consolidated financial statements appearing elsewhere in this annual report

Sales of Unregistered Securities

      During the quarter ended September 30, 2002, we had no sales of unregistered securities. Sales of unregistered securities made by us in the quarter ended June 30, 2002 have been disclosed in our 10-Q filed on August 14, 2002. During the quarters ended December 31, 2002 and March 31, 2002, we had the following sales of unregistered securities:

      In March 2002, in reliance upon Section 4(2) of the Securities Act, we issued 21,440 shares of our common stock to one of our employees at $4.69 per share in lieu of a bonus for fiscal year 2002.

      In March 2002, in reliance upon Section 4(2) of the Securities Act, one of our shareholders exercised, on a cashless basis, warrants to purchase 2,447,181 shares of our outstanding common stock resulting in a net issuance of 2,446,563 shares of our common stock at an aggregate exercise price valued at $3,431.76.

Use of Offering Proceeds

      The Registration Statement on Form S-1 (File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16,042,600, was approximately $171,386,894. As of September 30, 2002, $10,214,521 of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $342,644 of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, and approximately $62,000,000 of the net offering proceeds had been used to decrease our outstanding balance under our credit facility and approximately $14,503,000 had been used to extinguish capital lease obligations. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

Item 6.	Selected Financial Data

      You should read the following selected consolidated financial data in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data”. We have derived the selected financial data set forth below from our audited financial statements and related notes.

	For The Year Ended September 30,

	2002	2001	2000	1999	1998

	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net sales and revenue	$258,395	$188,877	$124,026	$88,247	$57,388
Costs and expenses:
Cost of sales	150,654	110,249	68,372	52,711	32,169
Selling, general and administrative expenses	35,766	29,433	21,751	15,430	10,330
Research and development	21,658	18,985	14,845	10,605	8,520
Stock-based compensation expense	12,250	538	503	—	1,892
Income from operations	38,067	29,672	18,555	9,501	4,477
Warrant liability mark to market expense	8,902	3,921	3,174	—	—
Interest expense, net	4,148	3,767	2,300	1,029	491
Provision for income taxes	15,074	9,930	3,875	1,465	456
Minority interest expense, net of taxes	12,969	6,366	4,453	3,035	2,297
Extraordinary loss on early extinguishment of debt	819	—	—	—	—
Net income (loss)	(3,419)	6,116	4,378	3,482	(1,214)
Earnings (loss) per common share:
Basic	$(0.25)	$0.15	$0.10	$0.13	$(0.04)
Diluted	$(0.25)	$0.13	$0.09	$0.11	$(0.04)
Weighted average shares outstanding:
Basic	32,497,070	27,860,086	25,243,051	27,269,253	27,990,136
Diluted	32,497,070	31,340,041	28,440,078	30,309,014	27,990,136

	As of September 30,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Total assets	$351,709	$207,781	$143,041	$92,345	$61,142
Long-term debt and capital leases	26,730	73,122	36,878	3,102	6,352
Redeemable preferred stock	—	7,740	7,397	7,084	—
Convertible redeemable preferred stock	—	5,040	4,230	3,542	—
Stockholders’ equity	219,489	24,157	8,110	11,217	7,981

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed below in this Item under the sub-heading “Factors Affecting Operations and Future Results.” See also the “Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

      You should read the following discussion and analysis in conjunction with “Item 6 — Selected Consolidated Financial Data” and “Item 8 — Consolidated Financial Statements and Supplementary Data” appearing elsewhere in this report.

Overview

      We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at a molecular level thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes scanners, cyclotrons, detector materials, production and distribution of radiopharmaceuticals, and distribution and related support services.

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

Segments

      We operate in four segments for financial reporting purposes: CTI PET Systems; PETNET; Detector Materials’, and CTI Services. In addition, we have other business operations that are not classified as separate segments for financial reporting purposes, including general corporate activities.

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

PETNET

      Our PETNET segment consists of our business of developing, producing and distributing radiopharmaceuticals and providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We conduct this business through our subsidiary, PETNET Pharmaceuticals, Inc.

      We currently operate 35 PETNET radiopharmacies in the U.S. and 1 radiopharmacy in the United Kingdom. Twelve of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 36 radiopharmacies PETNET operates also include four radiopharmacies we do not consolidate. While, PETNET owns 50.1% of these radiopharmacies, we do not exert significant influence to control the activities of these four radiopharmaceutical production and distribution facilities.

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

CTI Services

      Our CTI Services segment includes:

•	CTI’s division that distributes and installs PET scanners manufactured by CTI PET Systems;

•	CTI’s division that manufactures, sells and installs cyclotrons;

•	CTI’s subsidiary that manufactures and sells calibration sources;

•	CTI’s domestic product service division;

•	CTI’s German subsidiary that distributes and services our products in Europe; and

•	CTI’s 50% ownership interest in a radiopharmacy joint venture in Turkey, which we do not consolidate.

Components of Revenues and Expenses

Revenues

      Our revenue is derived primarily from sales of PET products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CTI PET Systems and, therefore, is eliminated in consolidation for financial reporting purposes. Revenue for cyclotron systems is recognized upon successful installation and customer acceptance. Installation is deemed essential to the functionality of the machines and we alone provide this service for our cyclotrons. Revenue for service contracts is recognized ratably over the period the service is provided.

Cost of Revenues

      Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 36 PETNET radiopharmacies. We employ a network of PET field service engineers to service our installed base of scanners and cyclotrons.

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

	Year Ended September 30,

	2002	2001	2000

Revenues:
CTI PET Systems	$189.0	$133.6	$86.2
PETNET	55.6	35.6	20.5
Detector materials	29.2	18.4	10.7
CTI Services	65.6	41.7	33.3
Intercompany eliminations	(81.0)	(40.4)	(26.7)

Total	258.4	188.9	124.0

Cost of revenues:
CTI PET Systems	118.8	79.2	46.2
PETNET	40.3	27.0	15.2
Detector materials	18.4	11.5	6.4
CTI Services	48.2	30.4	21.6
Intercompany eliminations	(75.1)	(37.8)	(21.0)

Total	150.6	110.3	68.4

Selling, general and administrative expenses:
CTI PET Systems	10.8	18.6	13.6
PETNET	9.9	5.0	3.2
Detector materials	1.2	0.8	0.4
CTI Services	12.8	4.9	3.8
Corporate and Other	1.1	0.1	0.7

Total	35.8	29.4	21.7

Research and development expenses:
CTI PET Systems	15.7	14.6	11.2
PETNET	3.2	1.7	1.0
Detector materials	1.0	0.5	0.5
CTI Services	1.8	2.2	2.2

Total	21.7	19.0	14.9

Stock-based compensation:
CTI PET Systems	3.9	0.4	0.5
PETNET	1.4	—	—
Detector materials	1.6	—	—
CTI Services	2.3	0.1	—
Corporate and Other	3.0	—	—

Total	12.2	0.5	0.5

	Year Ended September 30,

	2002	2001	2000

Income (loss) from operations:
CTI PET Systems	$39.8	$20.8	$14.7
PETNET	0.8	1.9	1.1
Detector materials	7.0	5.6	3.4
CTI Services	0.5	4.1	5.7
Corporate and Other	(4.1)	(0.1)	(0.7)
Intercompany eliminations	(5.9)	(2.6)	(5.7)

Total	38.1	29.7	18.5

      The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Year Ended September 30,

	2002	2001	2000

Revenues:
CTI PET Systems	73.1%	70.7%	69.5%
PETNET	21.5	18.9	16.5
Detector materials	11.3	9.7	8.6
CTI Services	25.4	22.1	26.9
Intercompany eliminations	(31.3)	(21.4)	(21.5)

Total	100.0%	100.0%	100.0%

Income (loss) from operations:
CTI PET Systems	104.5%	70.0%	79.5%
PETNET	2.1	6.4	5.9
Detector materials	18.4	18.9	18.4
CTI Services	1.3	13.8	30.8
Corporate and Other	(10.8)	(0.3)	(3.8)
Intercompany eliminations	(15.5)	(8.8)	(30.8)

Total	100.0%	100.0%	100.0%

      The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses and income from operations for all segments, expressed as a percentage of segment revenues.

	Year Ended September 30,

	2002	2001	2000

CTI PET Systems:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	62.8	59.3	53.6
Selling, general and administrative	5.7	13.9	15.8
Research and development	8.3	10.9	13.0
Stock-based compensation	2.1	0.3	0.6

Income from operations	21.1	15.6	17.0

PETNET:
Revenues	100.0	100.0	100.0
Cost of revenues	72.5	75.8	74.1
Selling, general and administrative	17.8	14.1	15.6
Research and development	5.8	4.8	4.9
Stock-based compensation	2.5	—	—

Income from operations	1.4	5.3	5.4

Detector materials:
Revenues	100.0	100.0	100.0
Cost of revenues	63.0	62.5	59.8
Selling, general and administrative	4.1	4.3	3.7
Research and development	3.4	2.7	4.7
Stock-based compensation	5.5	—	—

Income from operations	24.0	30.5	31.8

CTI Services:
Revenues	100.0	100.0	100.0
Cost of revenues	73.5	72.9	64.9
Selling, general and administrative	19.5	11.8	11.4
Research and development	2.7	5.3	6.6
Stock-based compensation	3.5	0.2	—

Income from operations	0.8	9.8	17.1

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues

      Revenues for the year ended September 30, 2002 were $258.4 million, an increase of $69.5 million, or 36.8%, from $188.9 million in 2001.

      CTI PET Systems. Revenues for the year ended September 30, 2002 were $189.0 million, an increase of $55.4 million, or 41.5%, from $133.6 million in 2001. The increase in revenues was driven primarily by an increase in unit sales of scanners from 88 units in 2001 to 146 units in 2002 and, to a lesser extent, by an increase in sales of parts and services. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the sale of a majority of the units to third-party distributors under the new multiple distributor arrangement. Intersegment revenues accounted for 20.0%

and 5.0% of total CTI PET Systems revenues for the years ended September 30, 2002 and 2001, respectively. Intersegment revenues increased as a percentage of revenues as a result of sales to CTI Services under the new multiple distributor arrangement.

      PETNET. Revenues for the year ended September 30, 2002 were $55.6 million, an increase of $20.0 million, or 56.2%, from $35.6 million in 2001. The increase in revenue was due to the growth of dose shipments driven by the opening of several new PETNET radiopharmacies as well as the continued increase in PET utilization. PETNET delivered approximately 88.5% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the year ended September 30, 2002 compared to the year ended September 30, 2001. The increase in doses delivered was partially offset by a decrease in average revenue per dose. Intersegment revenues accounted for less than 1.0% and none of total PETNET revenues for the years ended September 30, 2002 and 2001, respectively.

      Detector Materials. Revenues for the year ended September 30, 2002 were $29.2 million, an increase of $10.8 million, or 58.7%, from $18.4 million in 2001. Intersegment revenues accounted for 96.4% and 90.2% of total detector material revenues for the years ended September 30, 2002 and 2001, respectively. The growth in revenues, and the increase in intersegment revenues as a percentage of revenues, was primarily due to intersegment sales of LSO-based detector material to CTI PET Systems to support the increased sales of LSO-based scanners.

      CTI Services. Revenues for the year ended September 30, 2002 were $65.6 million, an increase of $23.9 million, or 57.3%, from $41.7 million in 2001. The increase was primarily due to direct distribution sales of scanners, an increase in cyclotrons sold to PETNET and, to a lesser extent, an increase in service revenues. Intersegment revenues accounted for 22.7% and 41.1% of total CTI Services revenues for the years ended September 30, 2002 and 2001, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third party sales of PET scanners under the new multiple distributor arrangement and higher initial costs of our PET/CT scanners.

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the year ended September 30, 2002 were $81.0 million, an increase of $40.6 million, or 100.5%, from $40.4 million in 2001. The increase in revenue eliminations was primarily due to the increase in the number of scanners sold to CTI Services, cyclotrons sold to PETNET, and detector materials sold to CTI PET Systems.

Cost of Revenues

      Cost of revenues for the year ended September 30, 2002 was $150.6 million, an increase of $40.3 million, or 36.5%, from $110.3 million for 2001. Cost of revenues for the year ended September 30, 2002 was 58.3% of revenues compared to 58.4% for 2001.

      CTI PET Systems. Cost of revenues for the year ended September 30, 2002 was $118.8 million, an increase of $39.6 million, or 50.0%, from $79.2 million for 2001. The increase in cost of revenues was due primarily to an increase in revenues. Cost of revenues for the year ended September 30, 2002 increased to 62.8% of revenues compared to 59.3% of revenues for 2001. Cost of revenues increased as a percentage of revenues primarily due to the lower margins on units sold to third-party distributors under our new multiple distributor arrangement.

      PETNET. Cost of revenues for the year ended September 30, 2002 was $40.3 million, an increase of $13.3 million, or 49.3%, from $27.0 million in 2001. The increase in cost of revenues was due primarily to an increase in revenues. Cost of revenues for the year ended September 30, 2002 decreased to 72.5% of revenues from 75.8% of revenues for 2001. The decrease in cost of revenues as a percentage of revenues was due to higher utilization of production and distribution resources to support the increase in the volume of doses delivered.

      Detector Materials. Cost of revenues for the year ended September 30, 2002 was $18.4 million, an increase of $6.9 million, or 60.0%, from $11.5 million for 2001. The increase in cost of revenues was due primarily to the similar increase in revenues. Cost of revenues for the year ended September 30, 2002 increased slightly to 63.0% of revenues compared to 62.5% of revenues for 2001.

      CTI Services. Cost of revenues for the year ended September 30, 2002 was $48.2 million, an increase of $17.8 million, or 58.6%, from $30.4 million for 2001. The increase in cost of revenues was due primarily to an increase in revenues. Cost of revenues for the year ended September 30, 2002 increased to 73.5% of revenues compared to 72.9% of revenues for 2001. The increase in cost of revenues as a percentage of revenues in 2002 resulted primarily from increasing direct distribution sales of scanners, which sales have lower margins than cyclotron sales and service contracts.

      Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the year ended September 30, 2002 were $75.1 million, an increase of $37.3 million, or 98.7%, from $37.8 million in 2001. Cost of revenues eliminated for the year ended September 30, 2002 decreased to 92.7% of revenues eliminated compared to 93.6% of revenues eliminated for 2001. The decrease in cost of revenues eliminated as a percentage of revenues eliminated was primarily due to the improvement in gross profit margins in 2002.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended September 30, 2002 were $35.8 million, an increase of $6.4 million, or 21.8%, from $29.4 million for 2001. Selling, general and administrative expenses for the year ended September 30, 2002 were 13.9% of revenues compared to 15.6% for 2001.

      CTI PET Systems. Selling, general and administrative expenses for the year ended September 30, 2002 were $10.8 million, a decrease of $7.8 million, or 41.9%, from $18.6 million in 2001. The decrease was due to the impact of the new distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs was shifted from CTI PET Systems to its distributors. Selling, general and administrative expenses for 2002 were 5.7% of revenues compared to 13.9% in 2001.

      PETNET. Selling, general and administrative expenses for the year ended September 30, 2002 were $9.9 million, an increase of $4.9 million, or 98.0%, from $5.0 million for 2001. The increase was primarily due to additional sales, general and administrative personnel. PETNET also incurred increased marketing expenses to support a PET education program for referring physicians. Selling, general and administrative expenses for 2002 were 17.8% of revenues compared to 14.1% in 2001.

      Detector Materials. Selling, general and administrative expenses for the year ended September 30, 2002 were $1.2 million, an increase of $0.4 million, or 50.0%, from $0.8 million for 2001. As a percentage of revenues, selling, general and administrative expenses were 4.1% and 4.3% for 2002 and 2001, respectively. The increase in expenses resulted from additional corporate and other resources to support growth in revenues.

      CTI Services. Selling, general and administrative expenses were $12.8 million for the year ended September 30, 2002, an increase of $7.9 million, or 161.2%, from $4.9 million for 2001. Selling, general and administrative expenses for the year ended September 30, 2002 were 19.5% of revenues compared to 11.8% of revenues for 2001. The increase in selling, general and administrative expenses in 2002 resulted from establishing a direct distribution sales and marketing organization which began to participate actively in the diagnostic imaging industry.

      Corporate and Other. Selling, general and administrative expenses not allocated to a financial reporting segment for the year ended September 30, 2002 were $1.1 million, an increase of $1.0 million from $0.1 million for 2001. The increase is primarily due to expenses incurred in connection with our June 2002 initial public offering, which costs are not accounted for as part of common stock issuance costs.

Research and Development Expenses

      Research and development expenses for the year ended September 30, 2002 were $21.7 million, an increase of $2.7 million, or 14.2%, from $19.0 million for 2001. Research and development expenses for the year ended September 30, 2002 were 8.4% of revenues compared to 10.1% for 2001.

      CTI PET Systems. Research and development expenses for the year ended September 30, 2002 were $15.7 million, an increase of $1.1 million, or 7.5%, from $14.6 million in 2001. CTI PET Systems continued to invest in new scanner technology, with the increases in 2002 primarily devoted to PET/CT and LSO scanner developments. Research and development expenses for 2002 were 8.3% of revenues compared to 10.9% in 2001.

      PETNET. Research and development expenses for the year ended September 30, 2002 were $3.2 million, an increase of $1.5 million, or 88.2%, from $1.7 million for 2001. PETNET began to increase its investment in radiopharmaceutical research and development in 2002, resulting in the addition of regulatory research and development personnel and related consulting expenses in 2002. Research and development expenses for 2002 were 5.8% of revenues compared to 4.8% in 2001.

      Detector Materials. Research and development expenses for the year ended September 30, 2002 were $1.0 million, representing a increase of $0.5 million, or 100.0%, from $0.5 million for 2001. As a percentage of total revenues, research and development expenses for the year ended September 30, 2002 increased to 3.4% from 2.7% for 2001. The increase in expenses as a percentage of revenues was primarily due to research and development activities to support the launch of CTI PET Systems’ new PET/CT product.

      CTI Services. Research and development expenses for the year ended September 30, 2002 were $1.8 million, a decrease of $0.4 million, or 18.2%, from $2.2 million for 2001. Research and development expenses for the year ended September 30, 2002 were 2.7% of revenues compared to 5.3% for 2001. The decrease in expenses arose from an increase in research grant funding in 2002, which was deducted from research and development expenses.

Stock-based Compensation Expense

      Stock-based compensation expense for the year ended September 30, 2002 was $12.2 million, an increase of $11.7 million from $0.5 million for 2001, and resulted from the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the year ended September 30, 2002 was 4.7% of revenues compared to 0.3% in 2001. During the fourth quarter of the year ended September 30, 2002, our subsidiary companies agreed to reimburse our parent company for the respective amounts of stock-based compensation expense attributable to such companies. Consequently, these charges, which had been previously reported as costs of our “Corporate and Other” category have been allocated to each of our reportable segments and are reflected accordingly. In addition, for consistency, all prior years have been restated to reflect stock-based compensation expense in the respective segments where the personnel were employed.

      CTI PET Systems. Stock-based compensation expense for the year ended September 30, 2002 was $3.9 million, an increase of $3.5 million from $0.4 million in 2001. Stock-based compensation expense for the year ended September 30, 2002 was 2.1% of revenues compared to 0.3% in 2001.

      PETNET. Stock-based compensation expense for the year ended September 30, 2002 was $1.4 million, compared to none in 2001. Stock-based compensation expense for the year ended September 30, 2002 was 2.5% of revenues.

      Detector Materials. Stock-based compensation expense for the year ended September 30, 2002 was $1.6 million, compared to none in 2001. Stock-based compensation expense for the year ended September 30, 2002 was 5.5% of revenues.

      CTI Services. Stock-based compensation expense for the year ended September 30, 2002 was $2.3 million, an increase of $2.2 million from $0.1 million for 2001. Stock-based compensation expense for the year ended September 30, 2002 was 3.5% of revenues compared to none in 2001.

      Corporate and Other. Stock-based compensation expense not allocated to a financial reporting segment for the year ended September 30, 2002 was $3.0 million, compared to none in 2001.

     Income (Loss) from Operations

      Income from operations for the year ended September 30, 2002 was $38.1 million, an increase of $8.4 million, or 28.3%, from $29.7 million for 2001. The increase, which resulted primarily from growth in revenues, was reduced by increased stock-based compensation expense in 2002. Income from operations for the year ended September 30, 2002 was 14.7% of revenues compared to 15.7% for 2001. The decrease in income from operations as a percentage of revenues resulted primarily from increased stock-based compensation in 2002.

      CTI PET Systems. Income from operations for the year ended September 30, 2002 was $39.8 million, an increase of $19.0 million, or 91.3%, from $20.8 million for 2001. Income from operations for the year ended September 30, 2002 was 21.1% of revenues compared to 15.6% for 2001. The increase in income from operations resulted from higher revenues and reduced selling costs under the new multiple distributor arrangements, partially offset by higher stock-based compensation expense in 2002.

      PETNET. Income from operations for the year ended September 30, 2002 was $0.8 million, a decrease of $1.1 million, or 57.9%, from $1.9 million for 2001. Income from operations for the year ended September 30, 2002 was 1.4% of revenues compared to 5.3% for 2001. These decreases were caused primarily by increased stock-based compensation expense in 2002.

      Detector Materials. Income from operations for the year ended September 30, 2002 was $7.0 million, an increase of $1.4 million, or 25.0%, from $5.6 million for 2001. The increase, which resulted from growth in revenues, was reduced by an increase in stock-based compensation expense. Income from operations for the year ended September 30, 2002 was 24.0% of revenues compared to 30.4% for 2001. The decrease resulted primarily from increased stock-based compensation expense in 2002.

      CTI Services. Income from operations for the year ended September 30, 2002 was $0.5 million, a decrease of $3.6 million, or 87.8%, from $4.1 million for 2001. Income from operations for the year ended September 30, 2002 was 0.8% of revenues compared to 9.8% for 2001. These declines resulted from increased stock-based compensation expense and costs associated with establishing CTI as a direct distributor of CTI PET Systems scanners.

      Corporate and Other. The loss from operations for the year ended September 30, 2002 was $4.1 million, an increase of $4.0 million from a loss of $0.1 million for 2001. The significant increase in loss from operations resulted from increased stock-based compensation expense and warrant liability mark to market expenses in 2002.

      Intercompany Eliminations. Intercompany eliminations in consolidation for the years ended September 30, 2002 and 2001 reduced operating income by $5.9 million and $2.6 million, respectively. The increase in the impact of the eliminations was primarily due to the increase in the number of scanners sold by CTI PET Systems to CTI Services, cyclotrons sold by CTI Services to PETNET, and detector materials sold by Detector Materials to CTI PET Systems. The allocation of stock-based compensation expense to CTI PET Systems in the fourth quarter of 2002 resulted in a reduction in CTI PET Systems net income, which further resulted in a reduction in minority interest expense of approximately $1.0 million, and a corresponding increase in CTI’s consolidated net income.

Warrant Liability Mark to Market

      Warrants with put rights are marked to market for changes in the fair market value of our common stock. The warrant liability mark to market expense for the year ended September 30, 2002 was $8.9 million, an increase of $5.0 million, or 128.2%, from $3.9 million for 2001.

Interest Expense, Net

      Interest expense for the year ended September 30, 2002 was $4.1 million, an increase of $0.3 million, or 7.9%, from $3.8 million for 2001. The increase was primarily due to additional capital leases incurred to finance the PETNET expansion, construction loan advances to fund our corporate facility addition, and growth in working capital needs that were funded by borrowings under our credit facility.

Provision for Income Taxes

      The effective tax rate for the years ended September 30, 2002 and 2001 was 59.3% and 44.3%, respectively. The effective rate was higher in 2002 because the warrant liability mark to market expense of $8.9 million and $8.8 million of the $12.2 million of stock-based compensation expense are not tax deductible.

Minority Interests

      The minority interest expense for the year ended September 30, 2002 was $13.0 million, an increase of $6.6 million, or 103.1%, from $6.4 million for 2001. The increase was due to the increase in the net income of CTI PET Systems. Pursuant to the CTI PET Systems board of directors’ approval to repay CTI $3.9 million in stock-based compensation expense, minority interest expense for the year ended September 30, 2002 was reduced by approximately $1.0 million, net of income taxes, in the fourth quarter.

Extraordinary Loss from Early Extinguishment of Debt

      The extraordinary loss from early extinguishments of debt for the year ended September 30, 2002 was $0.8 million, compared to none in 2001. The loss was due to penalties incurred to repay certain PETNET capital lease obligations prior to maturity.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

Revenues

      Revenues for the year ended September 30, 2001 were $188.9 million, an increase of $64.9 million, or 52.3%, from $124.0 million in 2000.

      CTI PET Systems. Revenues for the year ended September 30, 2001 were $133.6 million, an increase of $47.4 million, or 55.0%, from $86.2 million in 2000. The increase in revenues was driven primarily by an increase in unit sales of scanners from 61 units in 2000 to 88 units in 2001 and, to a lesser extent, by an increase in sales of parts and services. The increase in revenues was also due in part to an increase in average unit price primarily due to the introduction in 2001 of our higher priced LSO-based scanners. The increase in average unit price was partially offset by sales of units to third-party distributors under the new multiple distributor arrangement. Intersegment revenues accounted for 5.0% and none of total CTI PET Systems revenues for the years ended September 30, 2001 and 2000, respectively. Intersegment revenues increased as a percentage of revenues as a result of sales to CTI Services under the new multiple distributor arrangement which was implemented in April 2001.

      PETNET. Revenues for the year ended September 30, 2001 were $35.6 million, an increase of $15.1 million, or 73.7%, from $20.5 million in 2000. The increase in revenue was due to the growth of dose shipments driven by our opening of new PETNET radiopharmacies as well as the continued increase in PET utilization and an increased number of indications that were approved for reimbursement. PETNET delivered 64,600 doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the year ended September 30, 2001 as compared to 29,100 doses in 2000. The increase in doses was partially offset by a decline in average revenue per dose. Intersegment revenues accounted for none of total PETNET revenues for the years ended September 30, 2001 and 2000.

      Detector Materials. Revenues for the year ended September 30, 2001 were $18.4 million, an increase of $7.7 million, or 72.0%, from $10.7 million in 2000. Intersegment revenues accounted for 90.2% and 85.7% of total detector material revenue for 2001 and 2000, respectively. The growth in revenues, and the increase in intersegment revenues as a percentage of revenues, was primarily due to growth in intercompany sales of LSO detector material to CTI PET Systems in conjunction with the launch of LSO scanner products in July 2001.

      CTI Services. Revenues for the year ended September 30, 2001 were $41.7 million, an increase of $8.4 million, or 25.2%, from $33.3 million in 2000. The increase in revenues was primarily due to the direct distribution of PET scanners by CTI purchased from CTI PET Systems. Intersegment revenues accounted for 41.1% and 52.6% of total revenues of CTI Services for the years ended September 30, 2001 and 2000, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third party sales under the new multiple distributor arrangement.

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the year ended September 30, 2001 were $40.4 million, an increase of $13.7 million, or 51.3%, from $26.7 million in 2000. The increase in revenue eliminations was primarily due to the direct distribution of PET scanners by CTI which were purchased from CTI PET Systems and the increase in detector materials sold to CTI PET Systems.

Cost of Revenues

      Cost of revenues for the year ended September 30, 2001 was $110.3 million, an increase of $41.9 million, or 61.3%, from $68.4 million for 2000. Cost of revenues for the year ended September 30, 2001 was 58.4% of revenues compared to 55.2% for 2000.

      CTI PET Systems. Cost of revenues for the year ended September 30, 2001 was $79.2 million, an increase of $33.0 million, or 71.4%, from $46.2 million for 2000. Cost of revenues for the year ended September 30, 2001 increased to 59.3% of revenues compared to 53.6% of revenues for 2000. The increase in cost of revenues as a percentage of revenues is primarily due to lower gross margins on units shipped by third-party distributors under our new multiple distributor arrangement and higher initial costs of the new LSO scanner.

      PETNET. Cost of revenues for the year ended September 30, 2001 was $27.0 million, an increase of $11.8 million, or 77.6%, from $15.2 million in 2000. Cost of revenues for the year ended September 30, 2001 increased to 75.8% of revenues compared to 74.1% in 2000. The increase in cost of revenues was due to the increased sales volume as well as the increase in the number of radiopharmacies.

      Detector Materials. Cost of revenues for the year ended September 30, 2001 was $11.5 million, an increase of $5.1 million, or 79.7%, from $6.4 million for 2000. Cost of revenues for the year ended September 30, 2001 increased to 62.5% of revenues compared to 59.8% of revenues for 2000. This increase was primarily due to the increase in LSO detector material sales, which have a lower margin than BGO detector material sales.

      CTI Services. Cost of revenues for the year ended September 30, 2001 was $30.4 million, an increase of $8.8 million, or 40.7%, from $21.6 million for 2000. Cost of revenues for the year ended September 30, 2001 increased to 72.9% of revenues compared to 64.9% of revenues for 2000. This increase on a percentage basis was primarily due to commencing direct distribution sales of PET scanners in 2001, which sales have lower margins than cyclotron sales and service contracts.

      Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the year ended September 30, 2001 were $37.8 million, an increase of $16.8 million, or 80.0%, from $21.0 million in 2000. Cost of revenues eliminated for the year ended September 30, 2001 increased to

93.6% of revenues eliminated compared to 78.7% of revenues for 2000. The increase in cost of revenues eliminations as a percentage of revenues was primarily due to the intercompany profit elimination on a larger volume of cyclotrons sold by CTI to PETNET in 2000.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended September 30, 2001 were $29.4 million, an increase of $7.7 million, or 35.5%, from $21.7 million for 2000. Selling, general and administrative expenses for the year ended September 30, 2001 were 15.6% of revenues compared to 17.5% for 2000.

      CTI PET Systems. Selling, general and administrative expenses increased $5.0 million, or 36.8%, to $18.6 million in 2001 from $13.6 million in 2000. The increase in selling, general and administrative expenses was primarily due to the hiring of additional personnel to support the growth in our business. Selling, general and administrative expenses for the year ended September 30, 2001 were 13.9% of revenues compared to 15.8% for 2000.

      PETNET. Selling, general and administrative expenses for the year ended September 30, 2001 were $5.0 million compared to $3.2 million for 2000. The increase of $1.8 million, or 56.3%, is due in large part to additional selling and administrative personnel. Selling, general and administration expenses for the year ended September 30, 2001 were 14.1% of revenues compared to 15.6% in 2000.

      Detector Materials. Selling, general and administrative expenses for the year ended September 30, 2001 were $0.8 million, an increase of $0.4 million, or 100%, from $0.4 million for 2000. As a percentage of revenues, selling, general and administrative expenses were 4.3% and 3.7% for the years ended September 30, 2001 and 2000, respectively.

      CTI Services. Selling, general and administrative expenses for the year ended September 30, 2001 were $4.9 million, an increase of $1.1 million, or 28.9%, from $3.8 million for 2000. The increase was caused by additional corporate and other costs to support revenue growth. As a percentage of revenues, selling, general and administrative expenses for the year ended September 30, 2001 was 11.8% compared to 11.4% for 2000.

      Corporate and Other. Selling, general and administrative expenses not allocated to our financial reporting segments for the year ended September 30, 2001 were $0.1 million, a decrease of $0.6, or 85.7%, from $0.7 million in 2000.

Research and Development Expenses

      Research and development expenses for the year ended September 30, 2001 were $19.0 million, an increase of $4.1 million, or 27.5%, from $14.9 million for 2000. Research and development expenses for the year ended September 30, 2001 were 10.1% of revenues compared to 12.0% for 2000.

      CTI PET Systems. Research and development expenses for the year ended September 30, 2001 were $14.6 million, an increase of $3.4 million, or 30.4%, from $11.2 million in 2000. CTI PET Systems continues to invest in new scanner technology, with the increases in 2001 primarily devoted to PET/CT and LSO scanner developments. Research and development expenses for the year ended September 30, 2001 were 10.9% of revenues compared to 13.0% in 2000.

      PETNET. Research and development expenses for the year ended September 30, 2001 were $1.7 million compared to $1.0 million for 2000. The increase of $0.7 million, or 70.0%, was due to the addition of regulatory, research and development personnel in 2001. Research and development expenses for the year ended September 30, 2001 were 4.8% of revenues compared to 4.9% in 2000.

      Detector Materials. Research and development expenses for the year ended September 30, 2001 and 2000 were $0.5 million for each period. As a percentage of total revenues, research and development expenses for the year ended September 30, 2001 decreased to 2.7% from 4.7% for 2000.

      CTI Services. Research and development expenses for each of the years ended September 30, 2001 and 2000 were $2.2 million. Research and development expenses for the year ended September 30, 2001 were 5.3% of revenues compared to 6.6% for 2000.

Stock-based Compensation Expense

      Stock-based compensation expense for each of the years ended September 30, 2001 and 2000 was $0.5 million. This expense is due to the issuance of stock options with an exercise price below the fair market value of our common stock on the grant date.

      CTI PET Systems. Stock-based compensation expense for the year ended September 30, 2001 was $0.4 million, a decrease of $0.1 million, or 20.0%, from $0.5 million in 2000. Stock-based compensation expense for the year ended September 30, 2001 was 0.3% of revenues compared to 0.6% in 2000.

      CTI Services. Stock-based compensation expense for the year ended September 30, 2001 was $0.1 million, compared to none in 2000. Stock-based compensation expense for the year ended September 30, 2001 was 0.2% of revenues.

Income (Loss) from Operations

      Income from operations for the year ended September 30, 2001 was $29.7 million, an increase of $11.2 million, or 60.5%, from $18.5 million for 2000. Income from operations for the year ended September 30, 2001 was 15.7% of revenues compared to 14.9% for 2000.

      CTI PET Systems. Income from operations for the year ended September 30, 2001 was $20.8 million, an increase of $6.1 million, or 41.5%, from $14.7 million for 2000. Income from operations for the year ended September 30, 2001 was 15.6% of revenues compared to 17.0% for 2000.

      PETNET. Income from operations for the year ended September 30, 2001 was $1.9 million, an increase of $0.8 million, or 72.7%, from $1.1 million for 2000. Income from operations for the year ended September 30, 2001 was 5.3% of revenues compared to 5.4% for 2000.

      Detector Materials. Income from operations for the year ended September 30, 2001 was $5.6 million, an increase of $2.2 million, or 64.7%, from $3.4 million for 2000. Income from operations for the year ended September 30, 2001 was 30.5% of revenues compared to 31.8% for 2000.

      CTI Services. Income from operations for the year ended September 30, 2001 was $4.1 million, a decrease of $1.6 million, or 28.1%, from $5.7 million for 2000. Income from operations for the year ended September 30, 2001 was 9.8% of revenues compared to 17.1% for 2000.

      Intercompany Eliminations. Intercompany eliminations in consolidation for the years ended September 30, 2001 and 2000 reduced operating income by $2.6 million and $5.7 million, respectively. The decrease in the impact of the eliminations was primarily due to the decrease in the number of cyclotrons sold by CTI to PETNET in 2001. This was offset somewhat by an increase in inventory levels of detector materials sold to CTI PET Systems.

Warrant Liability Mark to Market

      The warrant liability mark to market expense for the year ended September 30, 2001 was $3.9 million compared to $3.2 million in 2000.

Interest Expense, Net

      Interest expense for the year ended September 30, 2001 was $3.8 million compared to $2.3 million for 2000. The increase of $1.5 million between the two periods was primarily due to the additional capital leases incurred to finance the PETNET expansion and the growth in working capital needs that was funded by the line of credit.

Provision for Income Taxes

      The effective tax rate for the years ended September 30, 2001 and 2000 was 44.3% and 30.5%, respectively. The effective rate was higher in 2001 than the statutory rate due to the warrant liability mark to market expense of $3.9 million which is not tax deductible. In 2000, there was also a warrant liability mark to market expense of $3.2 million, however, this was offset by a reduction in the valuation allowance of $1.4 million and tax credits utilized of $0.9 million.

Minority Interests

      Minority interest expense for the year ended September 30, 2001 was $6.4 million compared to $4.5 million for 2000. The increase was due to the increase in the net income of CTI PET Systems.

Quarterly Results of Operations

      Our business is seasonal in nature. The following table presents our operating results by quarter for each of the last three fiscal years ended September 30, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this annual report. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This data should be read together with our consolidated financial statements and the notes to these statements included in this annual report.

	Three Months Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	1999	2000	2000	2000	2000	2001	2001	2001	2001	2002	2002	2002

	(In millions)
Consolidated Statements of Operations Data:
Revenues	$19.3	$29.9	$29.3	$45.5	$34.9	$40.4	$38.1	$75.5	$47.6	$55.2	$69.0	$86.6
Cost of Revenues	10.0	16.9	15.5	26.0	20.5	22.8	22.5	44.5	28.5	32.5	41.1	48.6

Gross Margin	9.3	13.0	13.8	19.5	14.4	17.6	15.6	31.0	19.1	22.7	27.9	38.0
Operating expenses:
Selling, general and administrative expenses	3.9	5.5	5.3	7.0	5.8	6.4	7.7	9.5	7.2	8.5	8.9	11.2
Research and development expenses	3.0	3.7	3.2	5.0	4.0	3.7	4.8	6.5	4.6	4.8	5.9	6.3
Stock-based compensation expense	0.5	—	—	—	0.4	—	—	0.1	0.1	8.1	3.5	0.5

Total operating expenses	7.4	9.2	8.5	12.0	10.2	10.1	12.5	16.1	11.9	21.4	18.3	18.0

Income from operations	$1.9	$3.8	$5.3	$7.5	$4.2	$7.5	$3.1	$14.9	$7.2	$1.3	$9.6	$20.0

Liquidity and Capital Resources

      In June 2002 we consummated our initial public offering of common stock and we received net proceeds of approximately $171.4 million. Historically, our principal sources of liquidity have been borrowings under our credit facilities, capital leases and the issuance of redeemable preferred stock. Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.

      Our working capital and capital expenditure needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2001 to September 30, 2002, our inventories increased from $47.1 million to $69.3 million and our property and equipment (net) increased from $47.3 million to $77.7 million.

      On September 30, 2002 we entered into an amended and restated credit agreement with a syndicate of banks agented by SunTrust Bank. Our subsidiaries guarantee all obligations under the credit agreement, except that the guarantee of CTI PET Systems is limited to $55 million and does not include any advances under the credit agreement that are loaned (on an intercompany basis) to our PETNET subsidiary. Our obligations and the obligations of our subsidiary guarantors under the credit agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee obligations of CTI PET Systems is principally limited to the accounts receivable and inventory of CTI PET Systems.

      The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of September 30, 2002, no balance was outstanding under the credit agreement.

      Interest on outstanding borrowings under the credit agreement accrues at LIBOR for the applicable interest period selected by us or, at our option, a variable base rate (based on SunTrust’s prime rate or the federal funds rate), plus in each case a performance-based margin determined by our debt to EBITDAM ratio. The credit agreement contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Financial covenants include requirements that we maintain: a debt to EBITDAM ratio no greater than 3 to 1 through September 30, 2002, and 2.5 to 1 thereafter; a fixed charge coverage ratio no less than 3 to 1; and a minimum tangible net worth of $195.0 million plus 50% of positive net income accrued since the end of the preceding fiscal quarter plus 80% of the net proceeds of any equity offering. The credit agreement also contains customary events of default. These include cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

      In the past, we have used capital leases to finance PETNET cyclotrons and detector material equipment in the amounts of $11.9 million and $14.5 million for the years ended September 30, 2002 and 2001, respectively. During September 2002, PETNET repaid $14.5 million of outstanding capital lease obligations, which had interest rates higher than our current incremental borrowing rate, to reduce our cost of capital.

      We anticipate that our current cash and cash equivalents balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our currently anticipated future operating expenses, capital expenditures and debt service obligations as they come due.

Commitments

      The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2002;

	Payments Due by Period

		Less Than			After 5
Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	Years

	(In thousands)
Long-term debt	$17,477	$1,109	$12,168	$1,400	$2,800
Capital lease obligations	16,806	4,340	6,665	4,402	1,399
Operating leases	27,591	7,701	12,312	3,855	3,723

Total contractual cash obligations	$61,874	$13,150	$31,145	$9,657	$7,922

      In addition to the cash obligations listed above, we guarantee lease obligations on behalf of our unconsolidated radiopharmacies of $2.7 million at September 30, 2002. These lease obligations generally have a term of seven years and commenced in 2000.

Cash Flows

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

      Net cash provided by operating activities for the year ended September 30, 2002 was $31.0 million compared to net cash used in the amount of $10.9 million in 2001. The increase in net cash provided by operating activities was primarily due to an increase in operating income and improvement in accounts receivable and accounts payable management, offset by growth in new working capital deployed for inventories.

      Net cash used in investing activities during the year ended September 30, 2002 and 2001 was $40.3 million and $11.6 million, respectively. In 2002, investing activities consisted primarily of our facility expansion and PETNET radiopharmacy expansion. In 2001, investing activities consisted primarily of increases in detector material equipment and increases in other assets used in the detector material production process.

      Net cash provided by financing activities during the year ended September 30, 2002 was $92.0 million compared to $22.8 million in 2001. The cash in 2002 came principally from our initial public offering of common stock, which was offset in part by retirements of common stock, repaying outstanding balances on our credit facility, early extinguishment of certain PETNET capital lease obligations, and scheduled principal payments on our other debt.

      Non-cash investing and financing activities for equipment financed by capital leases was $8.5 million and $14.5 million for the year ended September 30, 2002 and 2001, respectively.

Year Ended September 30, 2001 Compared to Year Ended September 30, 2000

      Net cash used in operating activities for the year 2001 was $10.9 million compared to net cash used in 2000 of $10.6 million. Net cash used in operating activities in both periods was primarily due to growth in working capital to support revenue growth.

      Net cash used in investing activities during 2001 was $11.6 million compared to $7.9 million in 2000. In 2001, investing activities consisted primarily of facility expansion, PETNET radiopharmacy expansion and increases in other assets used in detector materials production. In 2000, investing activities consisted primarily of facility expansion, PETNET radiopharmacy expansion and other capital purchases.

      Net cash provided by financing activities during 2001 was $22.8 million compared to $14.8 million in 2000. This cash came principally from increases in our credit facility and other new bank debt.

      Non-cash investing and financing activities for equipment financed by capital leases and the acquisition of our primary facility with a bank loan for the years ended 2001 and 2000 were $14.5 million and $13.7 million, respectively.

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

Revenue Recognition

      We record revenues and related cost of revenues from sales of products and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, contract price is fixed or determinable, and collectibility is reasonably assured. We derive our revenues primarily from sales of scanners, detector materials and cyclotron systems, distribution of radiopharmaceuticals and provision of services on equipment sold. Revenues derived from sales of scanners and detector materials are recognized upon shipment when all other revenue recognition criteria have been met. Revenues derived from installing scanners and associated training are deferred and recognized when installation and training are complete. All revenues from cyclotron systems sales are recognized upon installation and acceptance. Installation is deemed essential to the functionality of cyclotrons. Significant judgment is involved in determining whether or not installation services are essential to the functionality of the scanning equipment and cyclotrons. The timing of revenue recognition in our financial statements would vary if our determinations of whether installation is deemed essential to functionality were different. Revenues derived from distribution of radiopharmaceuticals are recognized upon delivery of products. Equipment maintenance service contracts are typically three or more years in duration and related revenues are recognized ratably over the respective contract periods as the services are performed.

Valuation of Goodwill

      On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets which required us to perform an initial impairment review of our goodwill at that date and will require us to perform impairment reviews thereafter, at least once annually. The transitional impairment test requires us to: (1) identify our reporting units; (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units; and (3) determine the fair value of each reporting unit. We conducted the transitional impairment test and it did not result in any impairment charges. While we will no longer record monthly amortization expense for goodwill, future events and changes in circumstances may require us to record an impairment charge in any given period.

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

      We own a majority interest in CTI PET Systems. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by majority board vote. Under the terms of an agreement between us and Siemens, the board of directors of CTI PET Systems consists of two directors selected by CTI, two directors selected by Siemens and a fifth director selected by Siemens from a list of persons provided by CTI. We believe that this provides us with the ability to control board decisions regarding the daily operations of CTI PET Systems. Accordingly, CTI PET Systems is consolidated in our financial statements. If we did not consolidate CTI PET Systems, our revenues would decrease by $154.5 million, $101.9 million and $72.2 million for 2002, 2001 and 2000, respectively. However, net income would remain unchanged.

      PETNET owns a 90% interest in a radiopharmacy in Denver. Under the terms of the Denver radiopharmacy operating agreement, PETNET has control over all significant operating decisions. The Denver radiopharmacy is consolidated in our financial statements.

      In cases where the minority stockholder is deemed to have significant “veto rights” or has equal representation on the board, we account for these investments using the equity method as we do not have control over significant operating decisions. We have invested in four radiopharmacies, which are accounted for under the equity method.

Recent Accounting Pronouncements

Business Combinations

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion No. 16, Business Combinations and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Statement of Financial Accounting Standards No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. We adopted Statement of Financial Accounting Standards No. 141 during the first quarter of fiscal year 2002, and this adoption had no impact on our financial statements.

Goodwill

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principal Board Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. We elected to early adopt SFAS 142 during the first quarter of fiscal year 2002. Upon adoption of SFAS 142, we performed an impairment test of goodwill and determined that no impairment of the recorded goodwill existed. Under SFAS 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates that goodwill may be impaired.

Asset Retirement

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. We believe that the adoption of SFAS 143 will not have a significant impact on our financial statements.

Accounting for Impairment

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. We believe that the adoption of SFAS 144 will not have a significant impact on our financial statements.

Vendor to Customer Consideration

      In November 2001, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of Emerging Issues Task Force 00-14, 00-22 and 00-25. This issue presumes consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. The Company adopted Emerging Issues Task Force 01-09 for the quarter ended March 31, 2002 with no significant effect on its financial statements.

Sale Leaseback Transactions

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will require CTI to reclassify the extraordinary loss on early extinguishments of debt to other (income) expense in our future comparative financial statements.

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

Accounting for Revenue Arrangements with Multiple Deliverables

      In November 2002, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is evaluating the effect of this Issue on its financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Board believes that, in current practice, many entities might not be recognizing that liability, believing that GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company is evaluating the effect of this Issue on its financial statements.

Risk Factors

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

      Medicare reimbursement rates are established by the U.S. Department of Health and Human Services’ Centers for Medicare and Medicaid Services (CMS), the government agency that administers Medicare and Medicaid. From time to time, CMS adjusts the reimbursement rates for medical procedures to reflect the costs incurred by health care providers to perform the procedures. In connection with one of these routine adjustments, which was not specific to our products, CMS recently reviewed and made no change to the reimbursement rate for certain common hospital outpatient PET procedures. In the future, Medicare reimbursement rates for these and other PET applications may be subject to reevaluation by CMS and could be subject to further adjustments.

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

      For years ended September 30, 2002, 2001 and 2000, approximately 73.1%, 70.7%, and 69.5%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CTI PET Systems. Siemens Medical Solutions USA, Inc. owns the remaining 49.9% of CTI PET Systems pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CTI PET Systems, if and when CTI PET Systems achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CTI PET Systems selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CTI PET Systems beginning on December 9, 1987. As of September 30, 2002, the cumulative total number of units sold by CTI PET Systems was 522 and CTI PET Systems would need to have sold a cumulative total of 907 units to achieve the required cumulative sales level for the option to be exercisable. After 2002 the cumulative unit sales requirement increases by 74 units each nine months. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CTI PET Systems to 80%, Siemens could use that controlling ownership interest to cause CTI PET Systems to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CTI PET Systems. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CTI PET Systems.

      In any event, we would continue to have a right to distribute PET and PET/CT products manufactured by CTI PET Systems until at least 2010 pursuant to the terms of a distribution agreement between us and CTI PET Systems. The joint venture agreement also contains cross covenants not to compete which prohibit the parties to the joint venture agreement from participating in or owning an interest in any business engaged in the manufacture, development or sale of products that compete with the products offered by CTI PET Systems currently and for a period of three years following the closing of the exercise of the Siemens’ option.

      The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of September 30, 2002, approximately 25% of our total assets were attributable to CTI PET Systems. Accordingly, if we fail to further diversify our business beyond that which is conducted by CTI PET Systems, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CTI PET Systems.

If we cannot develop CTI as a recognized distributor of ECAT® scanners, we will be unable to compete effectively as a distributor of scanners.

      Prior to April 2001 all of CTI PET Systems’ ECAT® scanners were sold with the name Siemens located on the face of the system. As a result, CTI is not recognized widely in the PET industry as a distributor of ECAT® scanners. Pursuant to our distribution agreement with CTI PET Systems, the CTI name and logo will now appear on the face of each ECAT® scanner sold directly by us. For the year ended September 30, 2002, approximately 10.4% of the PET scanners sold by CTI PET Systems were sold by us in our capacity as a direct distributor. If we are unable to quickly develop awareness in the market of the CTI name, brand and logo, our ability to compete as a distributor of scanners will be limited and our revenues, financial condition and future growth will suffer.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

      Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens and Hitachi Medical Systems America. For example, for the years ended September 30, 2002, 2001 and 2000 sales through Siemens constituted 50%, 64%, and 67% respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or commit the necessary resources to effectively market and sell, our scanner products. In our role as a direct distributor of our scanner products, we have entered into sub-distribution agreements with third parties to distribute our scanners outside of the U.S. If these sub-distributors fail to successfully distribute scanners outside of the U.S., or if we are unable to expand our direct distribution network, we may be unable to compete effectively in foreign markets.

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

      We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of September 30, 2002 we have 27 issued U.S. patents and 17 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

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

      Currently, 15 of our issued patents are held in the name of CTI PET Systems. If Siemens exercises its right to purchase a majority interest in CTI PET Systems, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CTI PET Systems such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

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

      Our products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive clearance from the U.S. Food and Drug Administration (FDA), which is referred to as 510(k) clearance, which can be a lengthy and expensive process. The FDA’s 510(k) clearance process for our devices usually takes two to six months from the date the application is submitted, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We expect that our products currently under development will require 510(k) clearance. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining clearance or the revocation of existing clearances could adversely affect our revenues and profitability.

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

      Our PET radiopharmaceutical products currently are produced and sold through our PETNET radiopharmacies, each of which operates under an applicable state pharmacy license and compounds PET radiopharmaceuticals in response to the order of a licensed physician. The production of PET radiopharmaceuticals traditionally has been regulated by state and local authorities responsible for regulating the practices of medicine and pharmacy. Thus, PET products have not been subject to new drug approval procedures and current good manufacturing practice requirements.

      The Food and Drug Administration Modernization Act of 1997 (the “1997 Act”), however, amended the Federal Food, Drug, and Cosmetic Act to provide a new framework for FDA regulation of PET products. The 1997 Act states that FDA can require new drug applications or abbreviated new drug applications and adherence to current good manufacturing practice requirements for PET products (under the Federal Food, Drug and Cosmetic Act) two years after the agency finalizes appropriate new drug approval procedures and current good manufacturing practice requirements. FDA has issued specific approval procedures for some PET products for specific indications for use, including

F-18-fluorodeoxyglucose, or FDG, the PET radiopharmaceutical principally produced and distributed by our PETNET radiopharmacies. Because the 1997 Act prohibits FDA from requiring the submission of new drug applications or abbreviated new drug applications for PET products until two years after the agency finalizes appropriate new drug approval procedures and current good manufacturing practice requirements for PET products. The submission of such applications before these time periods expire is voluntary. FDA has not yet addressed the procedures for approval of other PET products and of new indications for approved PET products. FDA has said, however, that it expects the standards for determining the safety and effectiveness set forth in FDA regulations for in vivo radiopharmaceuticals used for diagnosis and monitoring to apply to PET products. FDA has only recently issued preliminary draft proposed regulations for the current good manufacturing practice requirements.

      Under the 1997 Act, FDA cannot require the submission of new drug application or abbreviated new drug application for any PET product that complies with the PET compounding standards and the official monographs of the United States Pharmacopoeia until two years after the issuance of final current good manufacturing practice regulations and appropriate procedures for the approval of the specific PET product, whichever occurs later. The public comment period for the preliminary draft proposed current good manufacturing practice regulations closed on June 5, 2002, after which FDA has said it intends to issue a proposed rule with an additional period for public comment before issuing the final current good manufacturing practice regulations for PET products. It is not possible to predict when FDA will finalize these regulations, but we expect that this will take place before the end of calendar year 2003. If so, FDA authority and the proposed new drug approval procedures and current good manufacturing practice requirements would not take effect until sometime near the end of calendar year 2005.

      Once the requirements take effect, we could incur significant costs and spend considerable time obtaining FDA approval for newly developed radiopharmaceuticals or new indications for existing radiopharmaceuticals. Such additional costs and time spent to obtain any required FDA approval could have a material adverse effect on our business, financial condition, and results of operations. With regard to FDA’s proposed current good manufacturing practice requirements for PET products, we cannot predict with certainty the precise effects that these requirements might have on our business, financial condition, and results of operations.

Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials, which subjects us to regulation, related costs and delays and potential liabilities for injuries or violations of laws related to radioactive materials.

      Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials. While virtually all of this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use, transportation and disposal of these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling, transportation and disposal of these materials and waste products. Outside of the U.S. we are also subject to radiation regulations that vary from country to country and sometimes vary within a given country. Although we believe that our procedures for storing, handling, transporting and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. Although we currently maintain insurance coverage for these risks, in the event of an accident, we could be held liable for any damages that exceed the limits or fall outside the coverage of our insurance. We may not be able to continue maintaining insurance against these risks on acceptable terms, or at all. We could incur significant costs and diversion of management attention in order to comply with current or future and regulations governing radioactive material

Product liability suits against us could result in expensive and time-consuming litigation, payment of substantial damages, increases in our insurance rates and decreased market acceptance of our products.

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

      We conduct business globally. International sales accounted for approximately 23%, 23% and 25%, respectively, of sales in the years ended September 30, 2002, 2001 and 2000, respectively. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will continue to have access to our international supplies or that we will be able to compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

•	difficulty in enforcing agreements and collecting receivables through the legal systems of foreign countries;

•	the longer payment cycles associated with many foreign customers;

•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

•	fluctuations in exchange rates, which may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment is made in local currency;

•	our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

•	changes in the political, regulatory or economic conditions in a country or region; and

•	difficulty protecting our intellectual property in foreign countries.

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

      We contract with third parties for the supply of some of the components and materials used in our products. For example, we obtain a significant portion of the raw materials needed to manufacture our LSO detector material from a single source. Isotopically enriched water, which is necessary for the development of our radiopharmaceuticals, is only available from a limited number of sources. Further, to supplement our own crystal production operations, a single supplier manufactures a substantial amount of our LSO detector requirements. Some of our suppliers are not obligated to continue to supply us. For some of these raw materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy. If these suppliers become unwilling or unable to supply us with our requirements, it may be difficult to establish additional or replacement suppliers in a timely manner, if at all. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

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

      While we do not deliver health care services directly to patients, control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors for our services, due to the breadth of many health care laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

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

      Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including molecular imaging systems like ours or the provision of diagnostic imaging services. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers have at times been unable to obtain a certificate of need and purchase our PET scanners. Further, our sales cycle for PET scanners is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. Accordingly, certificate of need or similar requirements could limit our ability to market our products and adversely impact our revenues and results of operations. Also, our ability to grow our PETNET radiopharmacy distribution network is contingent on our or our customers’ ability to obtain the necessary licenses and registrations for each new facility, which may include a radioactive materials license, pharmacy license, and cyclotron registration. If we or our customers fail to obtain such licenses and registrations or if substantial delays are incurred in obtaining such licenses and registrations, we may be unable to expand this business and our sales growth will be negatively impacted. Further, the pharmacists operating in our PETNET radiopharmacies must be licensed and many states require imaging technologists that operate PET systems to be licensed or certified. Any lapse in our licenses, or the licenses of our pharmacists or technologists, could increase our costs and adversely affect our operations and financial results. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from the government-sponsored health care programs such as Medicare and Medicaid. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs could cause our sales to decline.

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

      We generally warrant each of our products against defects in materials and workmanship for a period of twelve months from the acceptance of our product by a customer or eighteen months from the date of shipment to a distributor. Further, we have entered into long-term service agreements with certain customers pursuant to which we have agreed to provide all necessary maintenance and services for a fixed fee. If we experience an increase in product returns or warranty claims, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the PET market could be damaged. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could adversely affect our operating results.

Our executive officers and directors and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

      Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 57.0% of our common stock as of December 2, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

Certain provisions of our charter, bylaws and Delaware law may delay or prevent a change in control of our company.

      Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include:

•	a staggered board of directors;

•	limitations on persons authorized to call a special meeting of stockholders;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•	a stockholder protection rights agreement or “poison pill.”

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

•	volume and timing of orders for our products;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements of technological or medical innovations in the monitoring or treatment of diabetes;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

The sales of a substantial number of shares of our common stock may adversely affect the market price for our common stock.

      Our initial public offering in June 2002 created a public market for our common stock for the first time in our company’s history. Many of our stockholders who acquired shares before our initial public offering now have the opportunity to sell such shares in the public market. Many of these stockholders have held their shares for a long time and may desire to sell some or all of their shares in the near future. Sales of a substantial number of shares of our common stock in the public market or the market perception that these sales may occur, could significantly and negatively affect the market price for our common stock.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds and a building construction loan. These borrowings bear interest at variable rates. Based on our borrowings during 2002, a hypothetical 1.0% increase in interest rates would have increased our annual interest expense by approximately $0.2 million and would have decreased our annual cash flow from operations by approximately $0.1 million.

      The Company’s cash equivalents and short-term investments are subject to market risk, primarily interest-rate and credit risk. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting the Company’s investments to high credit quality securities with relatively short-term maturities.

      As of September 30, 2002, we had cash and cash equivalents of $84.6 million and marketable securities of $6.7 million, which consisted of highly liquid money market instruments with maturities greater than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio. All investments mature, by policy, in one year or less.

			9/30/02
	2003	Total	Fair Value

Assets:
Cash equivalents:
Fixed rate	$79,814	$79,814	$79,814
Average interest rate	1.78%	1.78%	1.78%
Variable rate	$2,030	$2,030	$2,030
Average interest rate	1.54%	1.54%	1.54%
Available for sale investments:
Fixed rate	$6,704	$6,704	$6,704
Average interest rate	1.70%	1.70%	1.70%

Foreign Currency Risk

      International revenues from the Company’s foreign direct sales and distributor sales comprised 23% of total revenues for the year ended September 30, 2002. The Company experienced an immaterial amount of transaction gains and losses for the year ended September 30, 2002. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its German subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the year ended September 30, 2002 was not material.

Equity Security Price Risk

      We do not have any investments in marketable equity securities; therefore, we do not currently have any direct equity price risk.

Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements appear on pages F-1 through F-31.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item 10 will be contained in the section entitled “Management” of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 11.     Executive Compensation

      The information required by this Item 11 will be contained in the section entitled “Executive Compensation” of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 will be contained in the section entitled “Beneficial Security Ownership” of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item 13 will be contained in the section entitled “Certain Transactions” of the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

Item 14.     Controls and Procedures

      Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the date that evaluation was completed (Evaluation Date), the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and materials weaknesses.

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements:

The following consolidated financial statements of the Company and Report of PricewaterhouseCoopers LLP Independent Accountants, are included in this report:

Page

		Report of Independent Accountants	F-1
		Consolidated Balance Sheets as of September 30, 2002 and 2001	F-2
		Consolidated Statements of Operations for the Years Ended September 30, 2002, 2001, and 2000	F-3
		Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2002, 2001 and 2000	F-4
		Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000	F-5
		Notes to Consolidated Financial Statements	F-6 – F-30

	(2)	Financial Statement Schedule:

		Schedule II. Valuation and Qualifying Accounts — Years Ended September 30, 2002, 2001 and 2000.	F-31

	(3)	Exhibits:

The Exhibits listed in the Index of Exhibits appearing at pages 69-72 are included in this annual report

(b)     Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

(c)     Exhibits:

See Item 14(a)(3) above.

(d)     Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Knoxville, State of Tennessee, on the 19th day of December 2002.

CTI MOLECULAR IMAGING, INC.

By:	/s/ TERRY D. DOUGLASS, PH.D.

Terry D. Douglass, Ph.D.
Chairman of the Board and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY D. DOUGLASS, PH.D. Terry D. Douglass, Ph.D.	Chairman of the Board, President and Director (Principal Executive Officer)	December 19, 2002

/s/ DAVID N. GILL David N. Gill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 19, 2002

/s/ FREDERICK W. EUBANK II Frederick W. Eubank II	Director	December 19, 2002

Bernd Haetzel	Director	December , 2002

/s/ LEROY HOOD, M.D., PH.D. Leroy Hood, M.D., Ph.D.	Director	December 19, 2002

/s/ WILLIAM W. MCINNES William W. McInnes	Director	December 19, 2002

/s/ RONALD NUTT, PH.D. Ronald Nutt, Ph.D.	Director	December 19, 2002

/s/ MICHAEL PHELPS, PH.D. Michael Phelps, Ph.D.	Director	December 19, 2002

CERTIFICATION

I, Terry D. Douglass, President and Chief Executive Officer of CTI Molecular Imaging, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of CTI Molecular Imaging, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and that the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ TERRY D. DOUGLASS, PH.D.

Terry D. Douglass, Ph.D.
President and Chief Executive Officer

Date: December 19, 2002

CERTIFICATION

I, David N. Gill, Senior Vice President and Chief Financial Officer of CTI Molecular Imaging, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of CTI Molecular Imaging, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and that the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DAVID N. GILL

David N. Gill
Senior Vice President and Chief Financial Officer

Date: December 19, 2002

EXHIBIT INDEX

Exhibit
Number		Description

3.1	—	Certificate of Incorporation of CTI Molecular Imaging, Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
3.2	—	Bylaws of CTI Molecular Imaging Inc., filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
3.3	—	Certificate of Retirement of Stock of CTI Molecular Imaging, Inc., filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 000-49867, and incorporated herein by reference.
3.4	—	Certificate of Elimination of Designations, Preferences and Rights, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 000-49867, and incorporated herein by reference.
4.1	—	Specimen Stock Certificate of Common Stock, par value $0.01 per share, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
4.2	—	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.3	—	Shareholder Protection Rights Agreement, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.1	—	Stock Purchase, Reorganization and Joint Venture Agreement, dated December 9, 1987, among CTI Group, Inc., CTI PET Systems, Inc., Dr. Terry D. Douglass, Dr. Ronald Nutt, Michael C. Crabtree, J. Kelly Milam and Siemens Gammasonics, Inc. (“Joint Venture Agreement”), filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.2	—	Amendment to Joint Venture Agreement, dated March 31, 1995, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.3	—	Second Amendment to Joint Venture Agreement, dated June 30, 1997, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.4	—	Third Amendment to Joint Venture Agreement, dated April 2001, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.5	—	Fourth Amendment to Joint Venture Agreement, dated March 20, 2002, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.6	—	Distribution Agreement, dated March 1, 2002, between CTI PET Systems, Inc. and Siemens Medical Solutions USA, Inc. , filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10.7	—	Product Supply Agreement, dated December 7, 1999, among CTI, Inc., P.E.T.Net Pharmaceutical Services, Inc. and Cambridge Isotope Laboratories, Inc., filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10.8	—	Master Purchase Agreement, dated September 1, 1999, by and between CTI PET Systems, Inc. and PHOTONIS, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).

Exhibit
Number			Description

10.9		—	Master Purchase Agreement, dated September 1, 1999, between CTI PET Systems, Inc. and Hamamatsu Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10.10		—	Crystal Production and Technology Transfer Agreement, dated April 1, 1999 between Crystal Photonics, Inc. and CTI, Inc., filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10.11		—	Exclusive Patent and Technology License Agreement, dated February 1, 1995, between Schlumberger Technology Corporation and CTI, Inc., filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10.12		—	Agreement, dated January 3, 2002, between P.E.T.Net Pharmaceuticals, Inc. and ISOTEC, INC., filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10.13		—	Agreement, dated March 9, 2000, between CTI Cyclotron Systems and Rotem Industries Ltd., filed as Exhibit 10.50 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10.14		—	Supply Agreement, dated January 1, 2000, filed as Exhibit 10.51 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference (The Company has been granted confidential treatment with respect to certain portions of this Exhibit).
10	.15*	—	Amended and Restated Credit Agreement, effective September 30, 2002, among CTI Molecular Imaging, Inc., all of its present and future subsidiaries, the Lenders identified therein and SunTrust Bank.
10.16		—	Loan Agreement, dated August 1, 1988, between The Industrial Development Board of Blount County, Tennessee and Advanced Crystal Technology, Inc., filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.17		—	Loan Agreement, dated January 13, 2000, between SunTrust Bank, East Tennessee and CTI, Inc., filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.18		—	Construction Loan Agreement, dated August 16, 2001, between SunTrust Bank and CTI, Inc., filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.19		—	Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Terry D. Douglass, filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.20		—	Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.21		—	Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and David Gill, filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.22		—	Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Fred Stuvek, filed as Exhibit 10.43 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.

Exhibit
Number			Description

10.23		—	Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Mark Rhoads, filed as Exhibit 10.45 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10	.24*	—	Change in Control Agreement, dated December 17, 2002, between CTI Molecular Imaging, Inc. and Thomas J. Hook.
10	.25*	—	Change in Control Agreement, dated December 17, 2002, between CTI Molecular Imaging, Inc. and R. Gregory Brophy.
10.26		—	Form of Indemnity Agreement between CTI, Inc. and directors and certain officers, filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.27		—	Letter Agreement, dated January 11, 2002, between CTI, Inc. and David N. Gill, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.28		—	Letter Agreement, dated February 15, 2000, between P.E.T.Net Pharmaceutical Services, Inc. and Mark S. Rhoads, filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10	.29*	—	Letter Agreement, dated July 19, 2002 between CTI Molecular Imaging, Inc. and Thomas J. Hook.
10	.30*	—	Letter Agreement, dated August 02, 2002 between CTI Molecular Imaging, Inc. and R. Gregory Brophy.
10.31		—	CTI, Inc. 1998 Restated Incentive Stock Option Plan, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.32		—	Form of Incentive Stock Option Agreement under the CTI, Inc. 1998 Restated Incentive Stock Option Plan, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.33		—	CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 000-49867, and incorporated herein by reference.
10	.34*	—	Form of Incentive Stock Option Agreement under the CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan.
10	.35*	—	Form of Restricted Stock Agreement under the CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan.
10.36		—	CTI Molecular Imaging, Inc. 2002 Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.37		—	Stock Purchase and Stockholders’ Agreement, dated January 7, 1988, by and among CTI Group, Inc., CTI, Inc., Terry D. Douglass, Ronald Nutt, Michael C. Crabtree, J. Kelly Milam and Siemens Gammasonics, Inc. , filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.38		—	Stock Restriction and Non-Competition Agreement, dated April 9, 2001, between CTI, Inc. and Terry Douglass, filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.39		—	Stock Restriction and Non-Competition Agreement, dated April 9, 2001, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.40		—	Shareholder Agreement, dated June 30, 1991, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.

Exhibit
Number			Description

10.41		—	Shareholder Agreement, dated December 20, 1996, between CTI, Inc. and Terry Douglass, filed as Exhibit 10.37 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.42		—	Shareholder Agreement, dated March 5, 2001, between CTI, Inc. and Fred Stuvek, filed as Exhibit 10.39 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.43		—	Shareholder Agreement, dated August 26, 1999, between CTI, Inc. and Michael K. Templin, filed as Exhibit 10.38 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.44		—	Registration Rights Agreement, dated September 30, 1999, between CTI, Inc. and First Union Capital Partners, Inc., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.45		—	Warrant to Purchase 32,000 shares of common stock between CTI, Inc. and Jordan & Davis Partners, LLC, filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.46		—	Warrant to Purchase 40,000 shares of common stock between CTI, Inc. and Jordan & Davis Partners, LLC, filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.47		—	Warrant to Purchase 4,000 shares of common stock between CTI, Inc. and Gene McGrevin, filed as Exhibit 10.49 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.48		—	Stock Repurchase Agreement, dated March 15, 2002, between CTI, Inc. and S.I.E. Netherlands B.V., filed as Exhibit 10.52 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10.49		—	Stock Repurchase Agreement, dated March 15, 2002, between CTI, Inc. and Seiko Instruments, Inc., filed as Exhibit 10.53 to the Company’s Registration Statement on Form S-1, File No. 333-85714, and incorporated herein by reference.
10	.50*	—	Separation Agreement, General Release of Claims, Covenant Not to Sue, dated November 6, 2002, by and among Fred Stuvek, Jr. and CTI Molecular Imaging, Inc.
21	.1*	—	Subsidiaries of the Company.
23	.1*	—	Consent of PricewaterhouseCoopers LLP.
99	.1*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.2*	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Annual Report.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CTI Molecular Imaging, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CTI Molecular Imaging, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

November 15, 2002

Atlanta, Georgia

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001
(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$84,553	$1,827
Marketable securities	6,704	—
Accounts receivable — trade, less allowance for doubtful accounts of $1,576 and $596 at September 30, 2002 and 2001, respectively	33,817	35,543
Accounts receivable — related party, less allowance for doubtful accounts of $242 and $161 at September 30, 2002 and 2001, respectively	39,918	41,424
Inventories	69,295	47,080
Deferred tax asset	9,827	6,360
Prepaid expenses and other current assets	6,112	6,619

Total current assets	250,226	138,853

Property and equipment, net	77,667	47,319
Deferred tax asset	187	2,700
Goodwill	12,385	11,865
Other assets	11,244	7,044

Total assets	$351,709	$207,781

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$2,121	$3,893
Accounts payable	26,591	15,039
Current maturities of long-term debt and capital lease obligations	4,008	4,914
Accrued payroll and benefits	12,914	8,797
Customer advances — trade	16,487	16,868
Customer advances — related party	1,214	5,241
Accrued warranty expense	3,740	3,433
Income taxes payable	5,680	3,845
Other accrued expenses	1,211	2,161

Total current liabilities	73,966	64,191

Deferred revenues	1,420	749
Warrant liability	—	11,470
Long-term debt and capital lease obligations, less current maturities	26,730	73,122

Total liabilities	102,116	149,532

Commitments and contingencies (Note 5)
Minority interest	30,104	21,312
Redeemable preferred stock, redeemed for $10,000 on June 26, 2002; no shares issued or outstanding at September 30, 2002; 400,000 shares issued and outstanding at September 30, 2001	—	7,740
Convertible redeemable preferred stock, converted for $6,780 on June 26, 2002 no shares issued or outstanding at September 30, 2002; 200,000 shares issued and outstanding at September 30, 2001	—	5,040
Shareholders’ equity:
Preferred stock, Series C, $.01 par value, 50,000 shares authorized, no shares issued or outstanding at September 30, 2002 and September 30, 2001	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 44,048,117 shares issued and 42,216,152 shares outstanding at September 30, 2002; 30,699,569 shares issued and 30,059,569 shares outstanding at September 30, 2001	440	307
Additional paid-in capital	226,910	20,462
Retained earnings	644	4,063
Unearned compensation	(7,526)	—
Other comprehensive income — currency translation adjustment	(16)	(54)
Treasury stock, at cost, 1,831,965 shares at September 30, 2002; 640,000 shares at September 30, 2001	(963)	(621)

Total shareholders’ equity	219,489	24,157

Total liabilities, redeemable preferred stock and shareholders’ equity	$351,709	$207,781

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2002	2001	2000
(In thousands, except share and per share data)
Revenues(1)	$258,395	$188,877	$124,026
Cost of revenues(2)(3)	150,654	110,249	68,372

Gross margin	107,741	78,628	55,654

Operating expenses:
Selling, general and administrative expenses(3)	35,766	29,433	21,751
Research and development expenses(3)	21,658	18,985	14,845
Stock-based compensation expense	12,250	538	503

Total operating expenses	69,674	48,956	37,099

Income from operations	38,067	29,672	18,555
Warrant liability mark to market expense	8,902	3,921	3,174
Interest expense, net	4,148	3,767	2,300
Other (income) expense	(426)	(428)	375

Income before income taxes and minority interest	25,443	22,412	12,706

Provision (benefit) for income taxes:
Current	16,028	8,847	6,726
Deferred	(954)	1,083	(2,851)

	15,074	9,930	3,875

Income before minority interest	10,369	12,482	8,831
Amount applicable to minority interest, net of taxes	12,969	6,366	4,453

Income (loss) before extraordinary item	(2,600)	6,116	4,378
Extraordinary loss from extinguishment of debt, net of taxes of $484	819	—	—

Net income (loss)	(3,419)	6,116	4,378

Accretion of preferred stocks	3,544	653	500
Dividends on preferred stocks	1,120	1,400	1,404

Net income (loss) attributable to common shareholders	$(8,083)	$4,063	$2,474

Earnings (loss) per share before extraordinary loss (Note 2):
Basic	$(0.22)	$0.15	$0.10
Diluted	$(0.22)	$0.13	$0.09
Earnings (loss) per share on extraordinary loss from early extinguishment of debt
Basic	$(0.03)	$—	$—
Diluted	$(0.03)	$—	$—
Earnings (loss) per share (Note 2):
Basic	$(0.25)	$0.15	$0.10
Diluted	$(0.25)	$0.13	$0.09
Weighted average shares (Note 2):
Basic	32,497,070	27,860,086	25,243,051
Diluted	32,497,070	31,340,041	28,440,078

(1) Includes revenues through related parties	$128,233	$120,730	$83,217
(2) Includes cost of revenues through related parties	$75,209	$60,609	$45,091
(3) Excludes stock-based compensation expense as follows:
Cost of revenues	$1,026	$—	$—
Selling, general and administrative expenses	9,578	533	503
Research and development expenses	1,646	5	—

	$12,250	$538	$503

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			(Accumulated
			Additional	Deficit)		Other		Total
	Number of		Paid-In	Retained	Unearned	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity

	(In thousands, except share and per share data)
Balances at September 30, 1999	30,036,544	$301	$15,272	$(3,640)	$—	$(95)	$(621)	$11,217
Issued common stock upon exercise of stock options	104,512	1	261	—	—	—	—	262
Purchase and retirement of common stock	(2,617,862)	(27)	(6,138)	—	—	—	—	(6,165)
Issuance of common stock	12,620	—	35	—	—	—	—	35
Extension of life of options to purchase shares of common stock (Note 9)	—	—	503	—	—	—	—	503
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	(216)	—	(216)
Net Income	—	—	—	4,378	—	—	—	4,378
Dividends accrual on convertible redeemable preferred stock	—	—	—	(502)	—	—	—	(502)
Dividends paid on redeemable preferred stock	—	—	(666)	(236)	—	—	—	(902)
Accretion of redeemable preferred stock	—	—	(313)	—	—	—	—	(313)
Accretion of convertible redeemable preferred stock	—	—	(187)	—	—	—	—	(187)

Balances at September 30, 2000	27,535,814	275	8,767	—	—	(311)	(621)	8,110
Issued common stock upon exercise of stock options	72,846	1	64	—	—	—	—	65
Purchase and retirement of common stock	(102,115)	(1)	(226)	—	—	—	—	(227)
Issuance of common stock for remaining interest in PETNET	3,193,024	32	11,437	—	—	—	—	11,469
Issuance of options to purchase 128,000 shares of common stock	—	—	420	—	—	—	—	420
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	257	—	257
Net Income	—	—	—	6,116	—	—	—	6,116
Dividends accrual on convertible redeemable preferred stock	—	—	—	(500)	—	—	—	(500)
Dividends paid on redeemable preferred stock	—	—	—	(900)	—	—	—	(900)
Accretion of redeemable preferred stock	—	—	—	(343)	—	—	—	(343)
Accretion of convertible redeemable preferred stock	—	—	—	(310)	—	—	—	(310)

Balances at September 30, 2001	30,699,569	307	20,462	4,063	—	(54)	(621)	24,157
Issued common stock upon exercise of stock options	1,390,650	14	4,721	—	—	—	—	4,735
Issued common stock upon exercise of warrant	2,446,563	24	20,356	—	—	—	—	20,380
Issued common stock as incentive compensation	21,440	—	100	—	—	—	—	100
Issued restricted common stock	216,395	2	3,731	—	(3,724)	—	—	9
Purchase of common stock	—	—	—	—	—	—	(342)	(342)
Purchase and retirement of common stock	(3,054,500)	(30)	(12,219)	—	—	—	—	(12,249)
Proceeds from initial public offering	11,048,000	110	171,387					171,497
Conversion of convertible preferred stock to common stock	1,280,000	13	6,767					6,780
Issued incentive stock options to employees	—	—	15,679	—	(4,441)	—	—	11,238
Issued warrants to purchase common stock in exchange for consulting services	—	—	267	—	(253)	—	—	14
Amortization of unearned compensation	—	—	—	—	892	—	—	892
Tax benefits realized from exercises of stock options	—	—	323	—	—	—	—	323
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	38	—	38
Net loss	—	—	—	(3,419)	—	—	—	(3,419)
Dividends accrued on convertible redeemable preferred stock	—	—	(457)	—	—	—	—	(457)
Dividends paid on redeemable preferred stock	—	—	(663)	—	—	—	—	(663)
Accretion of redeemable preferred stock	—	—	(2,261)	—	—	—	—	(2,261)
Accretion of convertible redeemable preferred stock	—	—	(1,283)	—	—	—	—	(1,283)

Balances at September 30, 2002	44,048,117	$440	$226,910	$644	$(7,526)	$(16)	$(963)	$219,489

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2002	2001	2000
(In thousands, except share and per share data)
Cash flows provided by (used in) operating activities:
Net (loss) income	$(3,419)	$6,116	$4,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in income of subsidiaries	8,834	6,366	4,453
Depreciation and amortization	7,098	4,465	3,782
Deferred tax (benefit) provision	(954)	1,083	(2,851)
Provision for bad debts	1,061	406	111
Equity in (income) losses of equity investees	(268)	(757)	162
Stock-based compensation expense	12,250	538	503
Provision to mark to market warrant liability	8,901	3,921	3,174
Loss on disposal of machinery and equipment	252	41	—
Changes in operating assets and liabilities, net of effects of acquisition of businesses
Accounts receivable	2,171	(25,434)	(23,189)
Inventories	(22,215)	(6,751)	(10,769)
Other receivables	465	(1,378)	—
Prepaid expenses and other current assets	302	(2,939)	(1,516)
Accounts payable	15,343	3,521	4,181
Accrued payroll and benefits	4,117	3,446	1,606
Customer advances	(4,407)	662	585
Accrued warranty expense	307	1,629	(174)
Income taxes payable	2,158	(2,833)	3,208
Other accrued expenses	(949)	(2,986)	1,709

Net cash provided by (used in) operating activities	31,047	(10,884)	(10,647)

Cash flows used in investing activities:
Proceeds from the sale of machinery and equipment	—	665	—
Purchase of marketable securities	(6,704)	—	—
Additions to property and equipment	(29,433)	(10,362)	(6,275)
Additions to other assets	(4,209)	(1,923)	(1,604)

Net cash used in investing activities	(40,346)	(11,620)	(7,879)

Cash flows provided by financing activities:
(Decrease) increase in cash management clearing	(1,772)	(552)	4,445
Proceeds from exercise of stock options	4,735	65	262
Repurchase common stock	(12,249)	(1,086)	(6,166)
Proceeds from issuance of common stock, net	171,497	—	35
Purchase of treasury stock	(342)	—	—
Redemption of preferred stock	(10,000)	—	—
Issuance of long-term debt	5,364	3,128	2,983
Payment of dividends on preferred stock	(663)	(900)	(902)
Unused proceeds from bond issue	—	2,060	(2,060)
Principal payments of long-term debt and capital lease obligations	(20,795)	(3,594)	(2,689)
Draws on line of credit	148,367	105,470	76,437
Payments under line of credit	(192,155)	(81,814)	(57,571)

Net cash provided by financing activities	91,987	22,777	14,774

Effect of foreign currency exchange rates on cash and cash equivalents	38	257	(216)

Net increase (decrease) in cash and cash equivalents	82,726	530	(3,968)
Cash and cash equivalents, beginning of year	1,827	1,297	5,265

Cash and cash equivalents, end of year	$84,553	$1,827	$1,297

Interest paid (net of $170, $15 and $34 capitalized in years ended September 30, 2002, 2001 and 2000, respectively	$5,394	$3,871	$2,452
Income taxes paid	14,047	11,949	3,788
Non cash investing and financing activities:
Equipment and other assets purchased with capital lease obligations	8,453	14,523	8,763
Issuance of debt for property and equipment	—	—	4,929
Issuance of 3,193,024 shares of common stock to purchase remaining minority interest in PETNET	—	11,469	—
Issuance of shares of common stock upon exercise of warrants	20,380	—	—
Issuance of common stock upon conversion of convertible redeemable preferred stock	6,780	—	—

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.     Organization and Presentation

      The consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the Company), namely CTI Services, Inc. (Services), Advanced Crystal Technology, Inc. (ACT), CTI GmbH (GmbH), PETNET Pharmaceuticals, Inc. (PETNET), and CTI PET Systems, Inc. (CTI PET Systems). All of the subsidiaries are wholly owned except for CTI PET Systems in which CTI owns 50.1%. The balance of CTI PET Systems is owned by Siemens Medical Solutions USA, Inc. (Siemens).

      The Company’s products and services can be broadly classified into four principal categories: Positron Emission Tomography (PET) scanners, radiopharmaceuticals, detector materials, and other PET products and services. CTI PET Systems manages the development, production and sale of the ECAT® line of PET scanners. PETNET develops, produces and distributes radiopharmaceuticals. ACT and CTI’s unincorporated division, CTI Detector Materials, develop and manufacture detector materials used in PET scanners. Other products and services include the direct sale and service by CTI of the ECAT® line of PET scanners, cyclotron systems and other PET related products.

      The minority shareholders’ interest in equity and earnings/losses of CTI PET Systems and a PETNET subsidiary is presented separately in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated.

2.     Summary of Significant Accounting Policies

      Principles of Consolidation — The Company periodically enters into arrangements in which it holds a majority of the equity ownership. In some instances, the Company also has influence over a majority of the board of directors or managers. The Company determines accounting for these investments under Statement of Financial Accounting Standard (SFAS) No. 94 and Accounting Principles Board (APB) Opinion No. 18 and, where appropriate, evaluates its and the minority shareholders’ participating rights in accordance with Emerging Issues Task Force (EITF) Issue 96-16 to determine whether consolidation or equity method accounting is appropriate in each case.

      CTI owns a majority interest in CTI PET Systems. Under the terms of the CTI PET Systems operating agreement, CTI has influence over a majority of the board of directors. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by a majority vote of the board of directors. The board of directors of CTI PET Systems consists of two directors selected by CTI, two directors selected by Siemens, and a fifth director selected by Siemens from a list of persons selected by CTI. Neither Siemens nor any member of the board of directors of CTI PET Systems who was selected or nominated by Siemens has any substantive participating or veto rights with regard to significant operating, budget, capital and other decisions. CTI PET Systems is consolidated in the Company’s financial statements.

      PETNET owns a 90% interest in a radiopharmaceutical distribution center in Denver. Under the terms of the Denver distribution center operating agreement, PETNET has control over all significant operating decisions. The Denver distribution center is consolidated in the Company’s financial statements.

      In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in five radiopharmacies which are accounted for under the equity method.

      Revenue Recognition — The Company records revenues in accordance with the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), specifically when

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

      The company accounts for sales of scanning equipment and related installation and associated training services as multiple-element arrangements. The company recognizes revenue for the elements separately as (i) the sales of the equipment, installation and training services represent separate earnings processes, (ii) revenue is allocated among the elements based on the fair value of the elements and (iii) installation and associated training are not deemed essential to the functionality of the equipment (as other companies are available to provide the installation and associated training services and are sometimes employed by CTI to do so). The Company determines the value of the equipment and installation and training services based on sales of the equipment both with and without installation and training. The Company derives its revenues from sales of scanners, calibration sources, spare parts, detector materials, cyclotrons, radiopharmaceuticals and the provision of services on equipment sold, including site planning and installation, repair and maintenance, training, telephone support and assistance with licensing. Revenues derived from the sale of scanners, calibration sources, spare parts, and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms.

      Until April of 2001, scanners were distributed exclusively by Siemens. Under this exclusive distribution arrangement, the Company received and recognized revenue in an amount equal to the price to the customer and paid Siemens a fee to cover its selling, marketing, and distribution costs. Under this arrangement, the Company set the price to the end customer, had ultimate liability to the end customer for product performance, and retained credit risk associated with sales to end customers. In April 2001, the Company implemented a multiple distributor strategy for the sale of scanners by commencing direct distribution and by pursuing additional third-party distributor agreements. Following the implementation of the multiple distributor strategy, the Company received and recognized revenue in an amount equal to the price to the distributor and ceased paying fees to distributors to cover their selling, marketing, and distribution costs. Under these agreements, the Company set the price to distributors who set their own prices to the end customer. The Company does not bear credit risk associated with the sales made by the distributors to end customers. Under the Company’s new distribution agreements for scanners, revenues are recognized upon delivery to our distributors when all other revenue recognition criteria have been met. Revenues derived from installing scanning equipment and associated training are deferred and recognized when installation and training are complete. For cyclotron system sales, all revenue is recognized upon installation and customer acceptance as installation is deemed essential to the functionality of cyclotrons.

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

      Marketable Securities — The Company considers all highly liquid debt instruments with maturity of the three months or more when purchased to be marketable securities. The Company’s marketable securities are classified as available for sale and reported at their fair value. Interest, dividends, and realized gains and losses on the sale of marketable securities are included in other expense (income). Amounts recorded for unrealized gains and losses were insignificant.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral to support customer receivables. As noted above, CTI PET Systems’ sales of scanners are made through distribution agreements with CTI, Siemens and other entities. The Company’s sales through and to Siemens represented 50%, 64% and 67% of consolidated sales for 2002, 2001 and 2000, respectively.

      Inventories — Inventories are valued at the lower of cost or market, with cost being determined utilizing the first-in, first-out method. Cyclotrons, which have been delivered but not yet accepted by customers, are included in inventories.

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

      Goodwill — The excess of acquisition costs over the fair value of net assets acquired is recorded as goodwill and, prior to adoption of SFAS No. 142 (SFAS 142), Goodwill and Other Intangibles, was amortized using the straight-line method over periods not exceeding twenty years.

      Long-Lived Assets — The carrying value of long-lived assets is periodically reviewed by the Company and impairment losses, if any, are recognized when the expected future operating cash flows derived from the assets is less than their carrying values.

      Cash Management Clearing — Outstanding checks of $2,121 and $3,893 at September 30, 2002 and 2001, respectively, had not been presented for payment to the bank and are reflected in “Cash management clearing” in current liabilities.

      Warranty — The Company provides a parts and labor warranty on its products typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized.

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

      Stock-Based Compensation — As permitted by SFAS No. 123 (SFAS 123), CTI has chosen to apply APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its plans. The pro forma disclosures of the impact of SFAS 123 are described in Note 9 of the financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Warrants — CTI recorded a liability upon issuing redeemable preferred stock and convertible redeemable preferred stock based on the relative fair value of the warrants issued in the transaction. CTI makes periodic mark to market adjustments, which are reflected in the accompanying consolidated statements of operations in accordance with the provisions of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (Note 12).

      Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the accompanying financial statements, management has made assumptions and estimates in accounting for credit risk, inventories, property and equipment, goodwill, warranty, income taxes, capital leases, stock-based compensation, and warrants.

      Reclassifications — Certain amounts in the comparative 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation with no impact on previously reported net income or retained earnings.

      Earnings (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted net income per share is computed by giving effect to all dilutive potential common shares, including restricted stock and options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows:

	Year Ended September 30,

	2002	2001	2000

Numerator:
Net income (loss) available to common shareholders — basic and diluted	$(8,083)	$4,063	$2,474

Denominator:
Weighted-average number of common shares outstanding	32,497,070	27,860,086	25,243,051

Dilutive potential common shares relating to:
Restricted stock	—	1,973,715	1,970,150
Options and warrants	—	1,506,240	1,226,877

Dilutive potential common shares used in computing diluted net income per share	—	3,479,955	3,197,027

Total weighted-average number of shares used in computing diluted net income per share	32,497,070	31,340,041	28,440,078

      The following amounts of outstanding warrants, convertible redeemable preferred stock, restricted stock and options were excluded from the computation of diluted net income per common share for the

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended September 30, 2002, 2001 and 2000 because including them would have had an antidilutive effect:

	Year Ended September 30,

	2002	2001	2000

Warrants	1,220,238	2,447,181	2,196,326
Convertible redeemable preferred stock	918,795	1,280,000	1,280,000
Restricted stock	1,245,850	—	—
Options	3,495,025	43,411	21,893

	6,879,908	3,770,592	3,498,219

      Fair Value of Financial Instruments — The carrying amounts of financial instruments including cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued expenses approximate fair value. The carrying amounts of borrowings under lines of credit and long-term debt approximate fair value based on current rates of interest available to the Company for loans of similar maturities.

      Comprehensive Income — Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended September 30, 2002, 2001 and 2000 the Company recorded a foreign currency translation adjustment to recognize the changes in stockholders’ equity arising from converting the accounts of GmbH from its foreign functional currency to the Company’s United States dollar reporting currency.

Recent Accounting Pronouncements

      Business Combinations — In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, (SFAS 141), Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS 141 requires that all business combinations be accounted for using the purchase method. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The Company adopted SFAS 141 on July 1, 2001, and this adoption had no impact on the Company’s financial statements.

      Goodwill — In July 2001, the FASB issued SFAS No. 142 (SFAS 142), which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 with early adoption permitted for companies with fiscal years beginning after March 15, 2001. The Company elected to early adopt SFAS 142 during the first quarter of fiscal year 2002. Upon adoption of SFAS 142, the Company performed an impairment test of its recorded goodwill and determined that no impairment existed. Under SFAS 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates that it may be impaired.

      Asset Retirement — In August 2001, the FASB issued SFAS No. 143, (SFAS 143), Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company believes that the adoption of SFAS 143 will not have a significant impact on the Company’s financial statements.

      Accounting for Impairment — In October 2001, the FASB issued SFAS No. 144, (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets,which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 develops an accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company believes that the adoption of SFAS 144 will not have a significant impact on the Company’s financial statements.

      Vendor to Customer Consideration — In November 2001, the FASB reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. The Company adopted this EITF for the quarter ended March 31, 2002 with no significant effect on its financial statements.

      Sale Leaseback Transactions — In April 2002, the FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal years beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, as well as, amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 will require CTI to reclassify the extraordinary loss on early extinguishments of debt to other (income) expense in our future comparative financial statements.

      Costs Associated with Exit or Disposal Activities — In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and established that fair value is the objective for initial measurement of the liability. The Company believes that the adoption of SAFS 146 will not have a significant impact on the Company’s financial statements.

      Accounting for Revenue Arrangements with Multiple Deliverables — In November 2002, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in this Issue is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is evaluating the effect of this Issue on its financial statements.

      Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Board believes that, in current practice, many entities might not be recognizing that liability, believing that GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. As noted above, many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company is evaluating the effect of this Issue on its financial statements.

3.     Inventories

      Inventories consist of the following:

	September 30,

	2002	2001

Component parts	$13,020	$13,545
Work in process	12,331	10,992
Finished goods	43,944	22,543

	$69,295	$47,080

      Cyclotrons, which were delivered but not yet accepted by the customers, included in inventories as finished goods in the consolidated balance sheets for the years ended September 30, 2002 and 2001 totaled $5,978 and $6,910, respectively.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Property and Equipment

      Property and equipment consist of the following:

	September 30,

	2002	2001

Land	$2,044	$2,044
Buildings	9,417	9,608
Building and leasehold improvements	15,739	6,406
Machinery and equipment	54,994	33,118
Less accumulated depreciation	(21,709)	(14,859)
Assets under construction	17,182	11,002

Property and equipment, net	$77,667	$47,319

      Depreciation expense for the years ended September 30, 2002, 2001 and 2000 was $6,960, $3,619 and $3,173, respectively.

5.     Commitments and Contingencies

      Leases — The Company leases certain equipment under non-cancelable agreements. The leases have original terms ranging from three to ten years.

      Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2002:

Operating
Leases

2003	$7,701
2004	7,296
2005	5,016
2006	2,522
2007	1,333
Thereafter	3,723

Total minimum lease payments	$27,591

      Rental expense for the years ended September 30, 2002, 2001 and 2000 was $2,676, $1,777 and $1,373, respectively.

      CTI and PETNET guarantee lease obligations on behalf of unconsolidated investees in amounts totaling $673 and $2,051, respectively, at September 30, 2002. The lease obligations expire in 2009.

      The Company has an exclusive patent and technology license to manufacture and use materials and products containing LSO (lutetium oxyorthosilicate). The Company pays an annual royalty based on a percentage of the manufacturing cost of materials sold. The royalty amounts paid were $429, $221, and $79, for the years ending September 30, 2002, 2001, and 2000, respectively. The agreement is in effect until October 27, 2008 when the patent is due to expire.

      During fiscal year 2001, PETNET entered into a collaboration agreement with UCLA. In consideration for the research services provided by UCLA, PETNET pays a general research fee, an incentive fee and specific research fees. The general research fee and the incentive research fee are based on a percentage of net revenues received by PETNET from the sale of products produced at the LA Tech

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Center. Research fees were $507 for the year ended September 30, 2002. No research fees were incurred for the year ending September 30, 2001.

      In May 2002, Cox Nuclear Pharmacy, Inc. & Accuscan LLC filed an action against CTI, PETNET Pharmaceuticals, Inc. and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs have set forth eight causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. Because the investigation with respect to the allegations is at a preliminary stage an estimate of the possible loss or range of loss, if any, cannot be made. Nevertheless, CTI believes that the claims are without merit and intends to vigorously defend this suit.

      In November 2002, PETNET agreed to settle a claim asserted by a competitor that PETNET had failed to fulfill certain royalty payment obligations under license agreements. The settlement amount, $425, was accrued as a loss in the consolidated financial statements as of and for the year ended September 30, 2002.

      On November 21, 2002, General Electric Company filed an action against us and a former General Electric employee now employed by us, in the District Court of Johnson County, Kansas, civil case no. 02-CV-07947. The complaint charges us, and our employee, with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to us or our employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. Because our investigation with respect to the allegations is at a preliminary stage, an estimate of the possible loss or range of loss, if any, cannot be made. Nevertheless, we deny liability and intend to vigorously defend this suit.

      On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by us in the United States District Court, Eastern District of Wisconsin, civil case no. 02-C-929. The complaint alleges threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. We have not been named as a defendant in that action. The defendants have answered the complaint, and have denied liability.

      We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

6.     Long-Term Debt

      On September 30, 2002 CTI executed, and all of its subsidiaries guaranteed, an amended and restated syndicated revolving credit facility (the Syndicated Facility) with a group of banks. The modifications to the original $90,000 syndicated facility executed on March 14, 2002, primarily included increasing the total credit available to $125,000, decreasing the banks’ lending margin, reducing certain restrictive covenants, and extending the maturity. Borrowing under the Syndicated Facility is collateralized by all property and interests in property, presently owned or hereafter acquired or presently existing or hereafter created by the Borrower or the Guarantors, including any and all proceeds thereof, in which a security interest is now or hereinafter granted; provided, however, that all real property of the Borrower encumbered with an existing mortgage, as of March 14, 2002, is excluded; and provided further that the property and interests of CTI

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PET Systems are limited to the inventory and accounts receivable and all proceeds therefrom of CTI PET Systems. Interest is at LIBOR plus 0.75% to 1.75% or, at our option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (3.32% at September 30, 2002). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. There was no outstanding balance of the Syndicated Facility at September 30, 2002.

      Industrial Revenue Bonds — In 1988 ACT entered into an agreement with the Industrial Development Board of Blount County, Tennessee (the Board) relating to the issue of Industrial Development Revenue Bonds (the Series 1988 Bonds) by the Board in the aggregate principal amount of $5,000 for the purpose of lending proceeds from the Bonds to ACT. Such proceeds were restricted to use in the acquisition, construction, improvement, and equipping of a manufacturing plant in Blount County, Tennessee. The remaining $4,000 balance of the Series 1988 Bonds is supported by an irrevocable letter of credit agreement that expires March 14, 2004. The Series 1988 Bonds are due in August 2008.

      On August 1, 2000, ACT entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the ACT manufacturing plant in Blount County, Tennessee. At September 30, 2002 and 2001, the remaining balances were $2,300 and $3,000, respectively. The remaining $2,300 balance of the Series 2000 Bonds is supported by an irrevocable letter of credit agreement that expires March 14, 2004. The Series 2000 Bonds are due in August 2010. In May 2002, ACT redeemed all outstanding tax exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

      CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 1.90% to 2.00% at September 30, 2002 and 2.15% to 2.45% at September 30, 2001, respectively).

      Notes Payable — At September 30, 2002, CTI may borrow up to $7,900 under the terms of a construction loan agreement with a bank. Interest is at LIBOR plus 1.00% to 2.00% after a modification executed in July 2002 (3.32% at September 30, 2002) payable monthly. Prior to the execution of the modification in July 2002, interest was at LIBOR plus 1.25% to 2.25% (5.25% at September 30, 2001) payable monthly. The outstanding balance on this construction loan agreement was $7,228 and $1,864 at September 30, 2002 and September 30, 2001, respectively. The loan matures on October 15, 2003.

      During 2000, CTI entered into a mortgage loan agreement to purchase its current office space, which had previously been leased. CTI is required to make principal and interest payments totaling $720 per year through 2005. The debt bears interest at LIBOR plus 1.00% to 2.00% after a modification executed in July 2002, resulting in a rate of 3.32% at September 30, 2002. Prior to the execution of the modification in July 2002 and at September 30, 2001, interest was at a fixed rate of 8.15%. The outstanding balance on this mortgage loan was $3,949 and $4,325 at September 30, 2002 and 2001, respectively.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Annual maturities of long-term debt at September 30, 2002, are as follows:

2003	$1,109
2004	8,372
2005	3,796
2006	700
2007	700
Thereafter	2,800

Total	$17,477

      Capital Lease Obligations — Leased capital assets included in machinery and equipment and other assets at September 30 are as follows:

	2002	2001

Machinery and equipment	$18,220	$23,318
Accumulated amortization	(4,150)	(2,875)
Other assets	416	1,750

	$14,486	$22,193

      Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at September 30, 2002:

Capital
Leases

2003	$4,340
2004	3,693
2005	2,972
2006	2,203
2007	2,199
Thereafter	1,399

Total minimum lease payments	16,806
Amounts representing interest	(3,545)

Present value of net minimum payments	13,261
Current portion of capital lease obligations	(2,899)

Capital lease obligations, long-term	$10,362

      PETNET extinguished capital lease obligations totaling $14,503 in September 2002, prior to maturity, resulting in an extraordinary loss on early extinguishments of debt of $819, net of income taxes.

7.     Income Taxes

      The Company files a consolidated federal tax return that includes CTI, PETNET, Services and ACT. CTI PET Systems files a separate federal return and GmbH files a German return. At September 30, 2002, the Company had tax credit carryforwards of $517, which begin to expire in the year 2013, that are available to reduce future federal income taxes. At September 30, 2002, the Company also had state net operating loss carry forwards of $344, which begin to expire in the year 2010, that are available to reduce future state income taxes.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred tax assets and liabilities at September 30, were as follows:

	2002	2001

Current deferred tax assets:
Accrued vacation	$574	$612
Installation reserve	322	104
Inventory capitalization	315	200
Allowance for doubtful accounts	816	294
Inventory obsolescence reserves	1,133	851
Accrued bonuses	259	—
Warranty reserves	1,026	1,263
Deferred revenue	2,545	2,127
Research and development credit carryforward	—	276
Alternative minimum tax credit carryforward	—	138
Stock-based compensation	2,341	163
Other accrued expenses	496	332

Net current deferred tax asset	$9,827	$6,360

Noncurrent deferred tax assets:
Deferred revenue	$2,213	$2,176
Amortization	217	414
Stock-based compensation	—	932
Research and development credit carryforward	495	—
Alternative minimum tax credit carryforward	22	—
Net operating loss carryforward	344	—
Noncurrent deferred tax liabilities:
Depreciation	(2,932)	(822)
Other noncurrent liabilities	(172)	—

Net noncurrent deferred tax asset	$187	$2,700

      The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and credits within the applicable carryforward and carryback periods.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rate on income taxes and minority interest differs from the federal statutory rate as follows:

	2002	2001	2000

Federal tax	$8,905	$7,844	$4,447
State tax	425	874	496
Change in valuation allowance	—	—	(1,443)
Research and development credits	—	(583)	(885)
Extraterritorial income benefit	(522)	—	—
Warrant liability mark to market	3,405	1,525	1,235
Stock-based compensation	3,364	—	—
Other permanent differences	(503)	270	25

Provision for income taxes	$15,074	$9,930	$3,875

8.     Employee Benefit Plan

      The Company provides a defined contribution plan that covers substantially all domestic employees. Company contributions to the Plan are based on employees’ earnings. In addition, the employees may elect to contribute to the Plan and the Company will match 50% of employee contributions up to 6% of their compensation. The total Company expense was approximately $1,886, $890 and $762 for the years ended September 30, 2002, 2001 and 2000, respectively.

9.     Stock Options, Warrants, and Restricted Stock

Incentive Stock Option Plans

      In 1998 the Company adopted an incentive stock option plan for officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to ten years. Twelve million eight hundred thousand shares have been authorized under this plan; however, after the effective date of the 2002 Long-Term Incentive Plan, described below, no further awards will be granted under this plan.

      On May 23, 2002, the Company’s shareholders approved the 2002 Long-Term Incentive Plan which became effective upon the closing of our initial public offering. Three million shares have been authorized under the 2002 plan.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity for these plans is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Grant Date	Options	Exercise
	Outstanding	Price	Fair Value	Exercisable	Price

Balance at September 30, 1999	1,864,666	$2.83		1,322,125	$2.83
Options granted in 2000	29,171	$3.35	$1.31
Options exercised in 2000	(104,512)	$2.79
Options expired in 2000	(96,794)	$2.77

Balance at September 30, 2000	1,692,531	$2.84		1,405,466	$2.84
Options granted in 2001	1,205,323	$4.25	$2.41
Options exercised in 2001	(51,514)	$2.91
Options expired in 2001	(102,581)	$3.08

Balance at September 30, 2001	2,743,759	$3.45		1,904,464	$3.25
Options granted in 2002 at fair value	147,433	$11.06	$4.49
Options granted in 2002 below fair value	776,265	$5.49	$9.59
Options exercised in 2002	(306,168)	$3.16
Options expired in 2002	(64,211)	$3.60

Balance at September 30, 2002	3,297,078	$4.30		2,572,544	$3.78

      The following table summarizes information about incentive stock options at September 30, 2002:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$2.81	1,119,996	3.04	$2.81	1,119,996	$2.81
$3.09 to $3.87	588,769	5.12	$3.41	576,409	$3.41
$4.69	831,072	6.00	$4.69	509,240	$4.69
$5.56 to $6.12	689,692	6.50	$5.59	354,228	$5.62
$15.55	25,723	9.82	$15.55	6,431	$15.55
$17.00	2,765	9.68	$17.00	691	$17.00
$18.80	265	9.88	$18.80	53	$18.80
$19.37 to $19.76	25,404	9.88	$19.68	1,032	$19.37
$22.40	13,392	9.95	$22.40	4,464	$22.40

	3,297,078			2,572,544

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Non-Qualified Options

      In addition, the Company provides non-qualified stock options to certain officers and key employees. The options are generally exercisable in installments of 20% or 25% per year from the grant date. The options expire after five to ten years.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s non-qualified stock option activity is as follows:

			Weighted
		Weighted	Average		Weighted
		Average	Grant Date		Average
	Options	Exercise	Fair	Options	Exercise
	Outstanding	Price	Value	Exercisable	Price

Balance at September 30, 1999	986,080	$0.27		968,000	$0.26
Options granted in 2000	100,518	$3.19	$1.42
Options exercised in 2000	—
Options expired in 2000	(160,000)	$0.16

Balance at September 30, 2000	926,598	$0.54		923,078	$0.53
Options granted in 2001 at fair value	377,342	$3.70	$2.49
Options granted in 2001 below fair value	128,000	$0.16	$3.33
Options exercised in 2001	(21,333)	$0.16
Options expired in 2001	—

Balance at September 30, 2001	1,410,607	$1.39		1,356,432	$1.31
Options granted in 2002 at fair value	1,043,517	$17.04	$6.34
Options granted in 2002 below fair value	1,218,645	$5.39	$8.85
Options exercised in 2002	(1,084,532)	$3.46
Options expired in 2002	—

Balance at September 30, 2002	2,588,237	$8.72		1,409,761	$4.72

      The following table summarizes information about non-qualified stock options at September 30, 2002:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$0.16	522,294	1.94	$0.16	522,294	$0.16
$2.81 to $3.09	101,440	2.76	$3.03	101,440	$3.03
$3.52 to $4.69	537,168	5.67	$4.15	280,100	$3.66
$5.56	418,485	7.00	$5.56	289,370	$5.56
$15.55	574,277	9.82	$15.55	143,569	$15.55
$17.00	44,118	9.65	$17.00	44,118	$17.00
$19.76	303,847	9.86	$19.76	—	—
$22.40	86,608	9.95	$22.40	28,870	$22.40

	2,588,237			1,409,761

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

	As Reported	Pro Forma

Net income (loss):
2000	$4,378	$3,851
2001	$6,116	$5,384
2002	$(3,419)	$(5,708)
Earnings (loss) per share:
Basic:
2000	$0.10	$0.07
2001	$0.15	$0.13
2002	$(0.25)	$(0.32)
Diluted:
2000	$0.09	$0.07
2001	$0.13	$0.10
2002	$(0.25)	$(0.32)

      The fair value of each option is estimated using the Black-Scholes option-pricing model using a risk-free interest rate ranging from 2.94% to 4.74% in 2002, 4.10% to 6.60% in 2001 and 4.80% to 6.69% in 2000, an expected option life of five years to ten years, volatility of 35% in 2002, 74% in 2001 and 0% in 2000 and expected dividends of $0. For 2002, volatility is calculated using activity from the date of the Company’s initial public offering in June 2002 through September 30, 2002.

Stock-Based Compensation

      During the year ended September 30, 2002, the Company issued options to purchase common stock with exercise prices ranging from $4.69 to $22.40. The Company recorded non-cash compensation charges to earnings for the excess of estimated fair value over the exercise price of these options totaling $11,265. In connection with the issuance of options to purchase common stock, the Company recorded unearned compensation of $4,441. The Company is amortizing the balance of unearned compensation over the respective vesting periods ranging from three to four years. For the year ended September 30, 2002, the Company amortized $723 to stock-based compensation expense.

      During the year ended September 30, 2002, 25,978 of the options to purchase common stock were issued to non-employees that provided services to the Company in the past. The fair value of these options of $93 was charged to stock-based compensation expense, and was determined using the Black-Scholes option-pricing model using a risk-free interest rate of 6.85%, an expected life of seven years (the life of the options), volatility of 75%, and no expected dividends.

      During the year ended September 30, 2002, the Company issued warrants to purchase common stock to a consultant in exchange for receiving consulting services. The fair value of the warrants of $14 was estimated using the Black-Scholes option-pricing model using a risk-free interest rate of 6.77%, and expected life of five years (the term of the associated contract), volatility of 75%, and expected dividends of $0.0. In connection with the issuance of these warrants to purchase common stock, the Company recorded unearned compensation of $253. The Company is amortizing the balance of unearned compensation to stock-based compensation expense over the term of the consulting contract. For the year ended September 30, 2002, the Company amortized $25 to stock-based compensation expense.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended September 30, 2002, the Company issued 214,528 shares of common stock at prices ranging from $15.55 to $22.40 in connection with hiring executives. In connection with these restricted common shares, the Company recorded unearned compensation of $3,724. The Company is amortizing the balance to stock-based compensation expense over the four year vesting periods during which the restrictions expire. For the year ended September 30, 2002, the Company amortized $144 to stock-based compensation expense.

      During the fourth quarter of the year ended September 30, 2002, the subsidiary companies agreed to reimburse CTI for their respective amounts of stock-based compensation expenses; consequently, these charges, which had been previously reported as costs of the “Corporate and Other” segment, were pushed down to each of the reportable segments and are reflected accordingly. In addition, for consistency, all prior years have been restated to reflect stock-based compensation expenses in the respective segments where the personnel were employed. The allocation of stock-based compensation to CTI PET Systems in the fourth quarter of 2002 resulted in a reduction of CTI PET Systems net income, which further resulted in a reduction in minority interest expense of approximately $1.0 million, and a corresponding increase in CTI’s consolidated net income.

10.     Related Party Transactions

      From 1987 through April 2001, Siemens was the exclusive distributor of scanners manufactured by CTI PET Systems. In April 2001, CTI PET Systems implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with one renewal period of one year. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training.

      The following additional transactions occurred in 2002, 2001 and 2000, between the Company and Siemens, a CTI shareholder, or its affiliates:

•	The Company’s sales through and to Siemens were $128,233, $120,730 and $83,217 in 2002, 2001 and 2000, respectively.

•	Accounts receivable and customer advances received through Siemens totaled $39,918 and $1,214, respectively, at September 30, 2002.

•	Accounts receivable and customer advances received through Siemens totaled $41,429 and $5,241, respectively, at September 30, 2001.

      Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CTI PET Systems. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At September 30, 2002 the cumulative total number of units sold by CTI PET Systems was 522. By the end of 2002, CTI PET Systems would need to have sold a cumulative total of 907 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before the fiscal year ending September 30, 2005.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has four agreements with Concorde Microsystems, Inc., a company partially owned and operated by children of a CTI PET Systems officer and director who is also a major shareholder in CTI.

      In the MicroPET Agreement, CTI PET Systems assigned its rights to develop positron emission tomography for animals. Concorde was granted a non-exclusive royalty-free license for the sole purpose of production by Concorde of products for use in the high-resolution animal PET tomography market. All technology developed by Concorde useful in the design, development or production of PET tomographs for humans belongs to CTI PET Systems. All technology developed by Concorde that is useful in the development of PET tomographs for animal applications belongs to Concorde. For a period of five years, CTI PET Systems agreed to sell Concorde equipment and components needed to develop animal tomographs and Concorde agreed to sell MicroPET tomographs and related equipment for resale by CTI PET Systems. The MicroPET Agreement has a five-year term, but CTI PET Systems has retained the right upon 180 days notice to Concorde to begin developing positron emission tomographs for animals.

      As part of the transactions contemplated by the MicroPET Agreement, CTI PET Systems entered into a Patent and Technology Sublicense Agreement. Pursuant to this Sublicense, CTI PET Systems granted Concorde a non-exclusive, royalty-free right to use the LSO technology in the field of detector systems for high-resolution animal tomographs. The Patent and Technology Sublicense Agreement expires on the date that CTI’s license to use the LSO technology expires.

      Effective October 1, 1999, CTI PET Systems and Concorde entered into a Development and Exclusive Supply Agreement pursuant to which CTI PET Systems engaged Concorde to develop, manufacture and supply application specific integrated circuits (commonly referred to as ASICS) used in the PET scanners manufactured by CTI PET Systems. CTI PET Systems agreed to pay Concorde for its development costs, production set-up costs and design maintenance procedures incurred in connection with the development and production of the microchips or ASICS. CTI PET Systems agreed that upon the successful development of the ASICS, Concorde would be the exclusive supplier of the ASICS. CTI PET Systems also agreed to acquire at least $50,000 worth of ASICS from Concorde during the term of the agreement. All technology developed by Concorde in the performance of the agreement belongs to CTI PET Systems. Concorde agreed for a period of five years after the new ASICS are developed not to engage in or own an interest in a business competitive with CTI PET Systems or to design ASICS for any competitor of CTI PET Systems. The agreement has a five-year term.

      In connection with these agreements, CTI PET Systems paid Concorde $459, $554 and $429 for the years ended September 30, 2002, 2001, and 2000, respectively.

      In September 2002, PETNET entered into an agreement with Concorde Microsystems, Inc. (Concorde). Under the terms of the agreement, PETNET was granted an exclusive, royalty-free license to distribute Concorde products throughout the continental United States and Canada. PETNET is responsible for sales, marketing and education activities while Concorde is responsible for all product warranty, installation, training, service and technical support. In the event the annual orders do not exceed each previous year’s orders by 10%, distribution rights can be made nonexclusive at the sole discretion of Concorde. There were no transactions under the agreement for the year-ended September 30, 2002.

      On September 5, 2002 CTI entered into an LSO Supply Agreement with Concorde pursuant to which CTI agreed to provide Concorde with LSO. This agreement expires upon the termination of CTI’s license with Schlumberger to use the LSO technology. In this agreement, CTI agreed not to sell LSO to another third party engaged in the development or manufacture of PET scanners for use in animal applications.

      CTI acquired land for $1,454 from a general partnership owned in part by certain directors and officers of the Company. The ongoing expansion of the Company’s facilities is being constructed on this

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

land. CTI has also been granted a right of first refusal to purchase an adjacent parcel from the same general partnership.

11.     Business Acquisitions

      In October 2000, the Company acquired the remaining minority interest in PETNET. Under the terms of the agreement, holders of PETNET common stock received 1.60 shares of CTI common stock for each 3.6875 shares of PETNET common stock outstanding. Approximately 3,193,000 shares of CTI common stock with a fair value of $11,469 were issued to PETNET shareholders.

      The merger has been treated as a forward triangular merger in order to qualify as a tax-free reorganization under IRS Section 368(a) (2) (D). The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, prepaid expenses, fixed assets, current liabilities and capital leases based on their estimated fair values. Goodwill resulting from the transaction was $8,371 which was being amortized over twenty years prior to the adoption of SFAS 142.

      The following pro forma information presents the results of operations of the Company as if the purchase had been completed as of October 1, 1999:

	Year Ended
	September 30, 2000

	As Reported	Pro Forma

Revenue	$124,026	$124,026
Net income	4,378	4,038
Basic earnings per share	$0.10	$0.08

Diluted earnings per share	$0.09	$0.08

      Upon the adoption of SFAS 142 on October 1, 2001, the Company ceased amortization of the $11,865 carrying value of its goodwill. Amortization expense for the years ended September 30, 2001 and 2000 was $689 and $480, respectively. We do not anticipate incurring amortization expense for the next five fiscal years.

      At September 30, 2002 our intangible assets consisted solely of goodwill, which consisted of the following:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

	(In thousands)
Goodwill	$13,516	$(1,131)	$12,385

      The changes in the carrying value of goodwill for the year ended September 30, 2002 are as follows:

	Detector	Corporate and	Reconciling	Consolidated
	Materials	Other	Items	Total

	(In thousands)
Balance, October 1, 2001	$—	$593	$11,272	$11,865
Goodwill acquired	520	—	—	520

Balance, September 30, 2002	$520	$593	$11,272	$12,385

      The “Reconciling Items” represent goodwill purchased by CTI in its acquisition of PETNET.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company applied the non-amortization of goodwill provisions of SFAS 142 in the years ended September 30, 2000 and 2001, reported net income and basic and diluted earnings per share would have been as follows:

	For the Year Ended
	September 30,

	2002	2001	2000

Income (loss) before extraordinary item	$(2,600)	$6,116	$4,378
Goodwill amortization	—	689	480

Adjusted income (loss) before extraordinary item	$(2,600)	$6,805	$4,858

Reported net income (loss)	$(3,419)	$6,116	$4,378
Goodwill amortization	—	689	480

Adjusted net income	$(3,419)	$6,805	$4,858

Reported basic earnings per share	$(0.25)	$0.15	$0.10
Goodwill amortization	$—	0.02	0.02

Adjusted basic earnings per share	$(0.25)	$0.17	$0.12

Reported diluted earnings per share	$(0.25)	$0.13	$0.09
Goodwill amortization	—	0.02	0.02

Adjusted diluted earnings per share	$(0.25)	$0.15	$0.11

12.     Preferred Stock and Warrants

      On September 30, 1999, CTI issued 400,000 shares of redeemable preferred stock, 200,000 shares of convertible redeemable preferred stock and a warrant to purchase 2,196,326 common shares for gross proceeds of $15,000.

      The redeemable preferred stock has a 9% dividend rate that is payable quarterly in cash and must be redeemed on September 30, 2006. It is also subject to mandatory redemption upon written election of the holders of a majority of the redeemable preferred stock upon the occurrence of one of the following events: 1) initial public offering, 2) change of control or sale of substantially all of the assets of the Company, or 3) failure to comply with a leverage test. CTI is accreting the redeemable preferred stock to the redemption amount of $10,000 using the effective interest method. The accretion on the redeemable preferred stock in the years ended September 30, 2002, 2001 and 2000 was $2,261, $343 and $313, respectively.

      The convertible redeemable preferred stock has a 10% dividend that accrues until the stock is converted or redeemed. It is also subject to mandatory redemption upon the written election of the holders of a majority of the shares of convertible redeemable preferred stock upon the occurrence of one of the following events: 1) an initial public offering, 2) change of control or sale of substantially all of the assets of the Company, or 3) failure to comply with a leverage test. On September 30, 2005, the convertible redeemable preferred stock is redeemable at the greater of the liquidation preference plus accrued dividends or the fair market value of CTI’s common stock. The convertible redeemable preferred stock can be converted into 1,280,000 shares of common stock. CTI is accreting the convertible redeemable preferred stock to its redemption amount using the effective interest method. The accretion on the convertible redeemable preferred stock in the years ended September 30, 2002, 2001 and 2000 was $1,283, $310 and $187, respectively.

      The warrant, which had an exercise price of $0.0016 per share, was valued at $4,374 on the date of issuance based on its relative fair value using the Black-Scholes option-pricing model with the following

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions: risk-free rate of 6.8%, estimated life of ten years, 75% volatility and no dividend yield. Pursuant to anti-dilution provisions in the agreement, the number of common shares available to be purchased under the warrant was increased by 250,854 shares to 2,447,181 in connection with CTI’s acquisition of the remaining minority interest in PETNET in October 2000. CTI recorded a warrant liability upon issuing the redeemable preferred stock and convertible redeemable preferred stock based on the relative fair value of the warrants issued in the transaction. Through the date the warrants were exercised, CTI made periodic mark to market adjustments, which are reflected in the accompanying consolidated statements of operations in accordance with the provisions of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

      On March 29, 2002, the purchaser exercised the warrant through a cashless exercise and received 2,446,563 shares of common stock. On March 31, 2002 an agreement was reached with the purchaser to redeem all redeemable preferred stock, to convert all convertible redeemable preferred stock upon the closing of the Company’s initial public offering, and to eliminate the put feature on the warrants, which had been exercised for common stock. Because the warrant had a put feature and thus gave the holder the choice of cash settlement or settlement in shares, the Company was required to report the proceeds from the issuance of the warrant as a liability and subsequently measure the warrant at fair value with changes in the fair value reported in earnings until the put feature was eliminated on March 31, 2002. The mark-to-market adjustment expensed in the statement of operations was $8,902 and $3,921, for the years ended September 30, 2002, and 2001, respectively.

      On June 26, 2002, CTI exercised a repurchase option in connection with its initial public offering which qualifies as a Liquidity Event (as defined in the warrant agreement). The option called for a $1,000 payment in exchange for a portion of the warrant covering from 188,189 to 1,191,165 shares, based on the internal rate of return to the purchaser of the preferred stock. Pursuant to the warrant agreement, the Company received a credit against the $1,000 payment in an amount equal to fifty percent of any underwriting fees paid by the Company to an affiliate of the holder of the warrant in connection with a public offering of the Company’s common stock. The Company received a credit in the amount of $658 in connection with its initial public offering and therefore paid $342 to repurchase 1,191,165 shares upon the closing of the offering. The cost of the common shares acquired is reflected as Treasury stock in the accompanying consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On June 26, 2002, the Company closed its initial public offering in which it sold 11,048,000 shares of common stock at $17 per share for net proceeds of approximately $171.4 million, net of underwriting discounts, commissions and other offering costs. Upon the closing of the initial public offering, all of the Company’s convertible preferred stock, totaling $6,000, automatically converted into 1,280,000 shares of common stock. On June 26, 2002, the Company used approximately $10.2 million of the proceeds from the offering to redeem all of its redeemable preferred stock, including accrued dividends.

13.     Segments

      The Company operates in four reportable business segments based on differences in products and services: CTI PET Systems, PETNET radiopharmaceuticals, Detector Materials, and CTI Services. The CTI PET Systems segment designs, manufactures and markets medical research and scanning equipment. The PETNET radiopharmaceuticals segment manufactures and distributes radiopharmaceuticals to customers. The Detector Materials segment manufactures a scintillation component sold primarily to the CTI PET Systems segment. The Company’s direct distribution and service of cyclotron systems and PET scanners are reflected in the CTI Services segment.

      The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” with the exception of deferred tax assets and liabilities for the Detector Materials segment, which are included in “Corporate and Other.” Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company’s headquarters building and non-allocable costs which are included in “Corporate and Other.” The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted principally in the U.S.; however, the Company does have foreign operations for which identifiable assets are immaterial.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended September 30, 2002, 2001 and 2000:

	CTI PET		Detector	CTI	Corporate	Eliminating	Consolidated
	Systems	PETNET	Materials	Services	and Other	Entries	Total

Year Ended September 30, 2000
External revenues	$86,211	$20,503	$1,530	$15,782	$—	$—	$124,026
Intersegment revenues	—	—	9,182	17,543	—	(26,725)	—
Depreciation and amortization	748	1,196	753	356	981	(252)	3,782
Stock-based compensation expense	503	—	—	—	—	—	503
Interest expense	477	291	1,205	1,928	(1,416)	—	2,485
Interest income	2	157	192	305	(471)	—	185
Equity in (income) losses of investees	—	162	—	—	—	—	162
Income tax expense	5,762	75	1,290	386	(1,295)	(2,343)	3,875
Minority interest expense	—	(15)	—	—	—	4,468	4,453
Net income (loss)	8,230	179	1,167	4,312	(1,145)	(8,365)	4,378
Total assets	63,923	26,671	23,751	46,809	9,436	(27,549)	143,041
Investment in equity method investees	—	792	—	—	—	(70)	722
Capital expenditures	2,601	13,573	1,851	407	4,806	(5,017)	18,221
Year Ended September 30, 2001
External revenues	$126,879	$35,610	$1,803	$24,585	$—	$—	$188,877
Intersegment revenues	6,716	—	16,580	17,128	—	(40,424)	—
Depreciation and amortization	609	2,094	705	224	1,587	(754)	4,465
Stock-based compensation expense	425	—	—	113	—	—	538
Interest expense	544	1,098	1,516	1,812	(1,103)	—	3,867
Interest income	1	23	237	419	(580)	—	100
Equity in (income) losses of investees	—	(757)	—	—	—	71	(686)
Income tax expense	7,135	578	1,790	1,653	(1,245)	19	9,930
Minority interest expense	—	26	—	—	—	6,340	6,366
Net income (loss)	12,280	845	2,408	1,555	(1,907)	(9,065)	6,116
Total assets	89,178	45,124	27,040	45,025	15,180	(13,766)	207,781
Investment in equity method investees	—	1,323	—	—	—	—	1,323
Capital expenditures	1,566	17,243	2,746	2,648	2,793	(2,111)	24,885

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CTI PET		Detector	CTI	Corporate		Eliminating	Consolidated
	Systems	PETNET	Materials	Services	and Other		Entries	Total

Year Ended September 30, 2002
External revenues	$151,264	$55,314	$1,047	$50,770	$—		$—	$258,395
Intersegment revenues	37,774	260	28,155	14,878	—		(81,067)	—
Depreciation and amortization	839	4,440	884	461	1,347		(873)	7,098
Stock-based compensation expense	3,926	1,388	1,671	2,290	2,975		—	12,250
Interest expense	464	2,652	1,046	893	159		—	5,214
Interest income	20	95	192	369	390		—	1,066
Equity in (income) losses of investees	—	(539)	—	271	—		301	33
Income tax expense	13,599	(634)	2,327	(100)	2,119		(2,237)	15,074
Minority interest expense	—	125	—	—	—		12,844	12,969
Extraordinary item	—	819	—	—	—		—	819
Net income (loss)	25,740	(1,955)	3,659	(373)	(14,029	)(1)	(16,461)	(3,419)
Total assets	102,386	64,785	39,473	72,729	115,782		(43,446)	351,709
Investment in equity method investees	—	1,348	—	(70)	—		—	1,278
Capital expenditures	2,907	18,973	3,911	921	12,292		(2,930)	36,074

(1)	Corporate and Other net loss consists of warrant liability mark to market of $8,902, stock-based compensation expense of $2,975 not attributable to the four segments, and income tax effects of $2,152.

     Sales were distributed to the following locations:

	Year Ended
	September 30,

	2002	2001	2000

United States	77%	77%	75%
Foreign	23%	23%	25%

	100%	100%	100%

      No individual foreign country represents 10% or more of the Company’s total sales since 1999. Sales are based on final destination of products sold.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. Quarterly Financial Data (unaudited)

	2000

	December 31,	March 31,	June 30,	September 30,
	1999	2000	2000	2000

Net revenues	$19,292	$29,856	$29,377	$45,501
Gross profit	9,337	13,003	13,878	19,436
Net income (loss)	(3,587)	1,325	3,136	3,504
Basic earnings per share	(0.15)	0.03	0.10	0.12
Diluted earnings per share	(0.15)	0.03	0.09	0.11

	2001

	December 31,	March 31,	June 30,	September 30,
	2000	2001	2001	2001

Net revenues	$34,882	$40,431	$38,114	$75,450
Gross profit	14,392	17,641	15,632	30,963
Net income (loss)	(18)	(502)	1,186	5,450
Basic earnings per share	(0.02)	(0.03)	0.02	0.17
Diluted earnings per share	(0.02)	(0.03)	0.02	0.15

	2002

	December 31,	March 31,	June 30,	September 30,
	2001	2002	2002	2002

Net revenues	$47,557	$55,258	$69,044	$86,536
Gross profit	19,137	22,716	27,924	37,964
Income (loss) before extraordinary item	5	(11,844)	806	8,433
Extraordinary (loss) from extinguishment of debt, net of taxes $484	—	—	—	(819)
Net income (loss)	5	(11,844)	806	7,614
Basic earnings per share	(0.02)	(0.46)	(0.07)	0.16
Diluted earnings per share	(0.02)	(0.46)	(0.07)	0.17

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

SCHEDULE II.     FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts and Reserves

		Period	Additions	Deductions		Period

Description

Accounts receivable allowance for doubtful accounts	2000	$871	$111	$(157	)(i)	$825
	2001	825	406	(474	)(i)	757
	2002	757	1,061	—	(i)	1,818
Valuation allowance for deferred tax assets	2000	$1,443	$—	$(1,443)		$—
	2001	—	—	—		—
	2002	—	—	—		—
Inventory reserve for obsolescence	2000	$1,124	$644	$(237)		$1,531
	2001	1,531	594	(387)		1,738
	2002	1,738	1,002	(889)		1,851
Warranty reserves	2000	$1,979	$4,068	$(4,242)		$1,805
	2001	1,805	5,437	(3,809)		3,433
	2002	3,433	6,800	(6,493)		3,740

(i)	Represents write-offs during the respective period for uncollectible accounts.

     All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or notes thereto.