Form 10-Q
period 2002-12-31
CTI MOLECULAR IMAGING INC
filed 2003-02-13
CIK 1129552

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-49867

CTI MOLECULAR IMAGING, INC.

(exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	62-1377363 (I.R.S. Employer Identification No.)

810 Innovation Drive, Knoxville, Tennessee (Address of Principal Executive Offices)	37932 (Zip Code)

(865) 218-2000
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 1, 2003, the registrant had outstanding 43,554,207 shares of common stock, par value $0.01.

CTI Molecular Imaging, Inc.
Quarterly Report on Form 10-Q

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

•	our expectations regarding financial condition or results of operations for periods after December 31, 2002;

•	our future sources of and needs for liquidity and capital resources;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CPS and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	our ability to enhance existing, or develop new products and services and the impact of any such enhancements or developments;

•	the development of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	our ability to develop new proprietary radiopharmaceuticals;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available, and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners; and

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights.

     The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in Part I, Item 2 of this report under the sub-heading “Factors Affecting Operations and Future Results.”

     You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we currently expect or anticipate.

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

PART I: Financial Information

ITEM 1. Condensed Consolidated Financial Statements (unaudited):

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
(In thousands, except share and per share data)	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,996	$84,553
Marketable securities	6,080	6,704
Accounts receivable — trade, less allowance for doubtful accounts of $1,916 at December 31, 2002 (unaudited) and $1,576 at September 30, 2002, respectively	33,427	33,817
Accounts receivable — related party, less allowance for doubtful accounts of $242 at December 31, 2002 (unaudited) and September 30, 2002	22,112	39,918
Inventories	82,101	69,295
Deferred tax asset	10,060	9,827
Prepaid expenses and other current assets	5,965	6,112

Total current assets	244,741	250,226

Property and equipment, net	83,645	77,667
Deferred tax asset	—	187
Goodwill	12,561	12,385
Other assets	10,848	11,244

Total assets	$351,795	$351,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$3,782	$2,121
Accounts payable	25,341	26,591
Current maturities of long-term debt and capital lease obligations	4,184	4,008
Accrued payroll and benefits	8,881	12,914
Customer advances — trade	15,688	16,487
Customer advances — related party	2,275	1,214
Accrued warranty expense	2,945	3,740
Income taxes payable	167	5,680
Other accrued expenses	647	1,211

Total current liabilities	63,910	73,966

Deferred revenues	1,215	1,420
Deferred tax liability	39	—
Long-term debt and capital lease obligations, less current maturities	26,894	26,730

Total liabilities	92,058	102,116

Commitments and contingencies (Note 5)
Minority interest	33,067	30,104
Shareholders’ equity:
Common stock, $.01 par value; 500,000,000 shares authorized, 44,563,846 shares issued and 42,731,881 shares outstanding at December 31, 2002 (unaudited); 44,048,117 shares issued and 42,216,152 shares outstanding at September 30, 2002	446	440
Additional paid-in capital	229,370	226,910
Retained earnings	4,028	644
Unearned compensation	(6,684)	(7,526)
Other comprehensive income — currency translation adjustment	473	(16)
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	226,670	219,489

Total liabilities and shareholders’ equity	$351,795	$351,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,

(In thousands, except share and per share data)	2002	2001

	(unaudited)
Revenues(1)	$60,559	$47,557
Cost of revenues(2)(3)	32,646	28,420

Gross margin	27,913	19,137

Operating expenses:
Selling, general and administrative expenses(3)	12,204	7,224
Research and development expenses(3)	6,629	4,584
Stock-based compensation expense	556	102

Total operating expenses	19,389	11,910

Income from operations	8,524	7,227
Warrant liability mark to market expense	—	2,141
Interest expense, net	76	1,162
Other (income)	(441)	(174)

Income before income taxes and minority interest	8,889	4,098

Provision (benefit) for income taxes:
Current	3,500	2,138
Deferred	(8)	289

	3,492	2,427

Income before minority interest	5,397	1,671
Amount applicable to minority interest, net of taxes	2,013	1,666

Net income	3,384	5

Accretion of preferred stocks	—	214
Dividends on preferred stocks	—	353

Net income (loss) attributable to common shareholders	$3,384	$(562)

Earnings (loss) per share (Note 2):
Basic	$0.08	$(0.02)
Diluted	$0.07	$(0.02)
Weighted average shares:
Basic	42,103,795	28,081,518
Diluted	46,660,775	28,081,518
(1)Includes revenues through related parties	$25,254	$27,195
(2)Includes cost of revenues through related parties	$14,674	$17,397
(3)Excludes stock-based compensation expense as follows:
Cost of revenues	$66	$—
Selling, general and administrative expenses	389	102
Research and development expenses	101	—

	$556	$102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,

	2002	2001

(In thousands, except share and per share data)	(unaudited)
Cash flows provided by operating activities:
Net income	$3,384	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiaries	2,013	1,666
Depreciation and amortization	2,575	1,402
Accretion of discount on marketable securities	(31)	—
Deferred tax (benefit) provision	(8)	289
Provision for bad debts	340	446
Equity in income of equity investees	(122)	(167)
Stock-based compensation expense	556	102
Provision to mark to market warrant liability	—	2,141
Loss on disposal of machinery and equipment	—	185
Changes in operating assets and liabilities
Accounts receivable	17,856	9,739
Inventories	(11,856)	(5,191)
Other receivables	157	—
Prepaid expenses and other current assets	148	(912)
Accounts payable	(1,250)	2,540
Accrued payroll and benefits	(4,033)	(2,443)
Customer advances	261	(1,259)
Accrued warranty expense	(794)	102
Income taxes payable	(5,513)	(3,509)
Other accrued expenses	(564)	(802)

Net cash provided by operating activities	3,119	4,334

Cash flows used in investing activities:
Additions to property and equipment	(8,099)	(2,647)
Purchase of marketable securities	(6,095)	—
Proceeds from sale of marketable securities	6,750	—
Additions to other assets	(78)	306

Net cash used in investing activities	(7,522)	(2,341)

Cash flows provided by financing activities:
Increase in cash management clearing	1,661	3,946
Proceeds from exercise of stock options	1,464	26
Retirements of common stock	—	(348)
Proceeds from issuance of common stock, net of offering costs	1,287	9
Issuance of long-term debt	321	1,068
Payment of dividends on preferred stock	—	(227)
Principal payments on long-term debt and capital lease obligations	(947)	(940)
Draws on line of credit	16,992	15,857
Payments under line of credit	(16,421)	(21,473)

Net cash provided by (used in) financing activities	4,357	(2,082)

Effect of foreign currency exchange rates on cash and cash equivalents	489	(80)

Net increase (decrease) in cash and cash equivalents	443	(169)
Cash and cash equivalents, beginning of year	84,553	1,827

Cash and cash equivalents, end of year	$84,996	$1,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Organization and Presentation

     The unaudited condensed consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the “Company”), namely CTI Services, Inc. (Services), Advanced Crystal Technology, Inc. (ACT), CTI GmbH (GmbH), PETNET Pharmaceuticals, Inc. (PETNET), and CTI PET Systems, Inc., doing business as CPS Innovations (CPS). All of the subsidiaries are wholly owned except for CPS in which CTI owns 50.1%. The balance of CPS is owned by Siemens Medical Solutions USA, Inc. (Siemens).

     The Company’s products and services can be broadly classified into four principal categories: Positron Emission Tomography (PET) scanners, radiopharmaceuticals, detector materials, and other PET products and services. CPS manages the development and production and sale of the ECAT® line of PET scanners. PETNET develops, produces and distributes radiopharmaceuticals. ACT and CTI’s unincorporated division, Detector Materials, develop and manufacture detector materials used in PET scanners. CTI Services includes the direct sale and service by CTI of the ECAT® line of PET scanners, cyclotron systems and other PET related products.

2. Summary of Significant Accounting Policies

     Interim Financial Statements — The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K previously filed with the SEC on December 19, 2002. Information in the accompanying unaudited condensed consolidated financial statements and notes to the financial statements for the three month periods ended December 31, 2002 and 2001, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or any future period.

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

     CTI owns a majority interest in CPS. Under the terms of the CPS operating agreement, CTI has influence over a majority of the board of directors. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by a majority vote of the board of directors. The board of directors of CPS consists of two directors selected by CTI, two directors selected by Siemens, and a fifth director selected by Siemens from a list of persons selected by CTI. Neither Siemens nor any member of the board of directors of CPS who was selected or nominated by Siemens has any substantive participating or veto rights with regard to significant operating, budget, capital and other decisions. CPS is consolidated in the Company’s financial statements.

     In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in five radiopharmacies that are accounted for under the equity method.

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

     The Company accounts for sales of scanning equipment and related installation and associated training services as multiple-element arrangements. The Company recognizes revenue for the elements separately as (i) the sales of the equipment, installation and training services represent separate earnings processes, (ii) revenue is allocated among the elements based on the fair value of the elements and (iii) installation and associated training are not deemed essential to the functionality of the equipment (as other companies are available to provide the installation and associated training services and are sometimes employed by CTI to do so). The Company determines the value of the equipment and installation and training services based on sales of the equipment both with and without installation and training. The Company derives its revenues from sales of scanners, calibration sources, spare parts, detector materials, cyclotrons, radiopharmaceuticals and the provision of services on equipment sold, including site planning and installation, repair and maintenance, training, technical support and assistance with licensing. Revenues derived from the sale of scanners, calibration sources, spare parts, and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms.

     Until April 2001, the Company’s scanners were distributed exclusively by Siemens. Under this exclusive distribution arrangement, the Company received and recognized revenue in an amount equal to the price to the customer and paid Siemens a fee to cover its selling, marketing, and distribution costs. Under this arrangement, the Company set the price to the end customer, had ultimate liability to the end customer for product performance, and retained credit risk associated with sales to end customers. In April 2001, the Company implemented a multiple distributor strategy for the sale of scanners by commencing direct distribution and by pursuing additional third-party distributor agreements. Following the implementation of the multiple distributor strategy, the Company received and recognized revenue in an amount equal to the price to the distributor and ceased paying fees to distributors to cover their selling, marketing, and distribution costs. Under these agreements, the Company set the transfer price to distributors who set their own prices to the end customer. The Company does not bear credit risk associated with the sales made by the distributors to end customers. Under the Company’s new distribution agreements for scanners, revenues are recognized upon delivery to our distributors when all other revenue recognition criteria have been met. Revenues derived from installing scanning equipment and associated training are deferred and recognized when installation and training are complete. For cyclotron system sales, all revenue is recognized upon installation and customer acceptance, as installation is deemed essential to the functionality of cyclotrons.

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

     Earnings per share - Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows:

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
Numerator:
Net income (loss) available to common shareholders — basic and diluted	$3,384	$(562)

Denominator:
Weighted-average number of common shares outstanding	42,103,795	28,081,518

Dilutive potential common shares relating to:
Restricted stock	214,528	—
Options	4,342,452	—

	4,556,980	—

Total weighted average number of shares used in computing diluted net income per share	46,660,775	28,081,518

     The following amounts of outstanding warrants, convertible redeemable preferred stock, restricted stock and options were excluded from the computation of diluted net income per common share for the three month period ended December 31, 2002 and 2001 because including them would have had an antidilutive effect:

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
Warrants	—	2,447,181
Convertible redeemable preferred stock	—	1,280,000
Restricted stock	—	1,723,861
Options	1,549,518	4,177,157

	1,549,518	9,628,199

     Recent Accounting Pronouncements

     Asset Retirement - In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement of Financial Accounting Standards No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The Company adopted Statement of Financial Accounting Standards No. 143 during the first quarter of fiscal year 2003 and this adoption had no significant impact on the Company’s financial statements.

     Accounting for Impairment- In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company adopted Statement of Financial Accounting Standards No. 144 in the first quarter of fiscal year 2003 and this adoption had no impact on the Company’s financial statements.

     Sale Leaseback Transactions - In April 2002 FASB issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will require CTI to reclassify the loss on early extinguishment of debt, previously recorded as extraordinary during the fourth quarter of fiscal year 2002, to other (income) expense in the Company’s future comparative financial statements.

     Costs Associated with Exit or Disposal Activities — In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The Company believes that the adoption of SFAS 146 will not have a significant impact on the Company’s financial statements.

     Accounting for Revenue Arrangements with Multiple Deliverables — In November 2002, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is evaluating the effect of this Issue on its financial statements.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The FASB believes that, in current practice, many entities might not be recognizing that liability, believing that GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. As noted above, many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted the disclosure requirements of FIN 45 in the Company’s financial statements in the first quarter of fiscal year 2003. Additional information about guarantees has been disclosed in the footnotes to the Company’s first quarter fiscal year 2003 financial statements.

     Consolidation of Variable Interest Entities - On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 is an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is assessing the impact of FIN 46 on its unconsolidated investees and joint ventures.

     Accounting for Stock-Based Compensation – On December 31, 2002 the FASB issued Statement of Financial Accounting Standard 148 (SFAS 148), Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a significant impact on the Company’s financial statements.

3. Inventories

     Inventories consist of the following:

	December 31,	September 30,
(In thousands)	2002	2002

	(unaudited)
Component parts	$25,365	$13,020
Work in process	22,929	12,331
Finished goods	33,807	43,944

	$82,101	$69,295

     Cyclotrons, which were delivered but not yet accepted by the customers, are included in inventories as finished goods in the condensed consolidated balance sheets at December 31, 2002 and September 30, 2002 in the amount of $4,409 (unaudited) and $5,978, respectively.

4. Property and Equipment

     Property and equipment consist of the following:

	December 31,	September 30,
(In thousands)	2002	2002

	(unaudited)
Land	$2,044	$2,044
Buildings	9,417	9,417
Building and leasehold improvements	16,446	15,739
Machinery and equipment	58,883	54,994
Less accumulated depreciation	(24,179)	(21,709)
Assets under construction	21,034	17,182

Property and equipment, net	$83,645	$77,667

     Depreciation expense for the three months ended December 31, 2002 and 2001 was $2,517 (unaudited) and $1,396 (unaudited), respectively.

     We used capital leases to finance the procurement of property and equipment in the amounts of $395 (unaudited) and $4,944 (unaudited) for the three months ended December 31, 2002 and 2001, respectively.

5. Commitments and Contingencies

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $2,724 at December 31, 2002. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collaterized by any assets, and are without recourse.

     The Company provides a parts and labor warranty on its products typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Three Months Ended
	December 31,

(In thousands)	2002	2001

	(unaudited)
Balance at the beginning of the period	$3,740	$3,433
Accruals for warranties issued during the period	963	1,445
Settlements made (in cash or in kind)	(1,758)	(1,343)

Balance at the end of the period	$2,945	$3,535

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

     On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by us, in the United States District Court, Eastern District of Wisconsin, civil case no. 02-C-929. The complaint alleges threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. We have not been named as a defendant in that action. The defendants have answered the complaint, and have denied liability.

     In May 2002, Cox Nuclear Pharmacy, Inc. and Accuscan, L.L.C. filed an action against CTI, PETNET and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, Civil Action No. 02-cv-0321-CG-C. The plaintiffs have set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging misrepresentations in connection with the sale which generally relate to an alleged oral covenant not to compete with the plaintiffs. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. CTI believes that the claims are without merit and intends to vigorously defending this suit.

     We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

6. Long-Term Debt

     On September 30, 2002 CTI executed, and all of its subsidiaries guaranteed, an amended and restated syndicated revolving credit facility (the Syndicated Facility) with a group of banks. The modifications to the original $90,000 syndicated facility executed on March 14, 2002, primarily included increasing the total credit available to $125,000, decreasing the banks’ lending margin, reducing certain restrictive covenants, and extending the maturity. Borrowing under the Syndicated Facility is collateralized by all property and interests in property, presently owned or hereafter acquired or presently existing or hereafter created by CTI or its subsidiaries as guarantors, including any and all proceeds thereof, in which a security interest is now or hereinafter granted; provided, however, that all real property of CTI encumbered with an existing mortgage, as of March 14, 2002, is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at our option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (2.88% at December 31, 2002). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. There was no outstanding balance of the Syndicated Facility at December 31, 2002.

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

     On August 1, 2000 ACT entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the ACT manufacturing plant in Blount County, Tennessee. At December 31, 2002 the remaining $2,300 balance of the Series 2000 Bonds is supported by an irrevocable letter of credit agreement that expires March 14, 2004. The Series 2000 Bonds are due in August 2010. In May 2002, ACT redeemed all outstanding tax exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

     CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 1.55% to 1.95% at December 31, 2002).

     Notes Payable — At December 31, 2002, CTI may borrow up to $7,900 under the terms of a construction loan agreement with a bank. Interest is at LIBOR plus 1.00% to 2.00% after a modification executed in July 2002 (3.32% at September 30, 2002) payable monthly. Prior to the execution of the modification in July 2002, interest was at LIBOR plus 1.25% to 2.25% (2.94% at December 31, 2002) payable monthly. The outstanding balance on this construction loan agreement, which matures on February 15, 2004, was $7,550 at December 31, 2002.

     During 2000, CTI entered into a mortgage loan agreement to purchase its current office space, which had previously been leased. CTI is required to make principal and interest payments totaling $720 per year through 2005. The debt bears interest at LIBOR plus 1.00% to 2.00% after a modification executed in July 2002, resulting in a rate of 2.88% at December 31, 2002. The outstanding balance on this mortgage loan was $3,790 at December 31, 2002.

7. Income Taxes

     The Company files a consolidated federal tax return that includes CTI, PETNET, Services and ACT. CPS files a separate federal return and GmbH files a German return. The Company’s effective tax rate on income before taxes and minority interest differs from the federal statutory rate as follows:

	Three Months Ended
	December 31,

(In thousands)	2002	2001

	(unaudited)
Federal tax @ 35%	$3,111	$1,434
State tax	297	133
Meals and entertainment	46	41
Extraterritorial income benefit	(131)	—
Warrant liability mark to market permanent difference	—	819
Stock-based compensation	79	—
Other permanent differences	90	—

Provision for income taxes	$3,492	$2,427

8. Stock Options and Restricted Stock

Incentive Stock Option Plans

     In 1998 the Company adopted an incentive stock option plan for officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to seven years. Twelve million eight hundred thousand shares had been authorized under this plan; however, after the adoption of the 2002 Long-Term Incentive Plan in May 2002, no further awards will be granted under this plan. On May 23, 2002, the Company’s shareholders approved the 2002 Long-Term Incentive Plan which authorized three million shares.

     The following table summarizes information about incentive stock options under both plans at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of	Number	Average	Average	Number	Average
Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$2.81	856,304	2.83	$2.81	856,304	$2.81
$3.09 to $3.87	569,650	4.84	$3.41	559,070	$3.41
$4.69	741,998	5.75	$4.69	437,861	$4.69
$5.56 to $6.12	623,026	6.25	$5.59	323,089	$5.62
$15.55	25,720	9.56	$15.55	6,430	$15.55
$17.00	2,765	9.43	$17.00	691	$17.00
$18.80 to $19.37	5,427	9.63	$19.34	1,085	$19.34
$19.76	20,242	9.61	$19.76	5,061	$19.76
$21.99 to $22.40	54,983	9.84	$22.09	12,782	$22.13
$25.00	45,500	9.95	$25.00	9,100	$25.00

	2,945,615		$4.96	2,211,473	$4.04

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price.

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

     The following table summarizes information about non-qualified stock options at December 31, 2002:

	Options Outstanding			Options Exercisable

Range of	Number	Average	Average	Number	Average
Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$0.16	515,894	1.72	$0.16	515,894	$0.16
$2.81 to $3.09	101,440	2.51	$3.03	101,440	$3.03
$3.52 to $4.69	481,122	5.42	$4.12	256,055	$3.62
$5.56	418,485	6.75	$5.56	289,370	$5.56
$15.55	574,280	9.56	$15.55	143,570	$15.55
$17.00	44,118	9.40	$17.00	44,118	$17.00
$19.76	303,847	9.61	$19.76	75,962	$19.76
$22.40	86,608	9.70	$22.40	28,870	$22.40
$25.00	2,000	9.95	$25.00	400	$25.00

	2,527,794		$8.85	1,455,679	$5.54

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price.

Stock-based Compensation

     During the three months ended December 31, 2002, 2,000 options to purchase common stock were issued to non-employees. The fair value of these options of $26 was charged to stock-based compensation expense, and was determined using the Black-Scholes option-pricing model using a risk-free interest rate of 7.39%, an expected life of seven years (the life of the options), volatility of 35%, and no expected dividends.

     During the year ended September 30, 2002, the Company issued options to purchase common stock with exercise prices ranging from $4.69 to $22.40. In connection with the issuance of these options to purchase common stock, the Company recorded unearned compensation of $4,441. The Company is amortizing the balance of unearned compensation over the respective vesting periods ranging from three to four years. For the three months ended December 31, 2002, the Company amortized $285 to stock-based compensation expense.

     During the year ended September 30, 2002, the Company issued 214,528 restricted shares of common stock at prices ranging from $15.55 to $22.40 in connection with hiring executives. In connection with these restricted common shares, the Company recorded unearned compensation of $3,724. The Company is amortizing the balance to stock-based compensation expense over the four year vesting periods during which the restrictions expire. For the three months ended December 31, 2002, the Company amortized $233 to stock-based compensation expense.

     During the year ended September 30, 2002, the Company issued warrants to purchase common stock to a consultant in exchange for receiving consulting services. The fair value of the warrants was estimated using the Black-Scholes option-pricing model using a risk-free interest rate of 6.77%, and expected life of five years (the term of the associated contract), volatility of 75%, and no expected dividends. In connection with the issuance of these warrants to purchase common stock, the Company recorded unearned compensation of $253. The Company is amortizing the balance of unearned compensation to stock-based compensation expense over the term of the consulting contract. For the three months ended December 31, 2002, the Company amortized $12 to stock-based compensation expense.

9. Related Party Transactions

     From 1987 through April 2001, Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001 CPS implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with a one-year renewal period. The agreement is cancelable with three years notice upon the expiration of the then current term. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales through and to Siemens were $25,254 (unaudited), and $27,195 (unaudited), during the three month periods ended December 31, 2002 and 2001, respectively. Accounts receivable from Siemens totaled $22,112 (unaudited) and $39,918, at December 31, 2002 and September 30, 2002, respectively. Also, customer advances from Siemens totaled $2,275 (unaudited) and $1,214, at December 31, 2002 and September 30, 2002, respectively.

     Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At December 31, 2002 the cumulative total number of units sold by CPS was 550. By September 30, 2003, CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before 2005.

10. Segments

     The Company operates in four reportable business segments based on differences in products and services: CPS, PETNET, Detector Materials, and CTI Services. CPS designs, manufactures and markets medical research and scanning equipment. PETNET manufactures and distributes radiopharmaceuticals to customers. Detector Materials manufactures a scintillation component sold primarily to CPS. The Company’s direct distribution and service of cyclotron systems and PET scanners are reflected in CTI Services.

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company’s headquarters building and non-allocable costs which are included in “Corporate and Other.” The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted principally in the U.S.; however, the Company does have foreign operations for which identifiable assets are immaterial.

     The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three month period ended December 31, 2002 and 2001:

			Detector	CTI	Corporate	Eliminating	Consolidated
	CPS	PETNET	Materials	Services	and Other	Entries	Total

Three Months Ending December 31, 2002 (unaudited)
External revenues	$31,919	$16,074	$499	$12,067	$—	$—	$60,559
Intersegment revenues	3,824	—	12,762	3,457	—	(20,043)	—
Depreciation and amortization	359	1,487	401	140	448	(260)	2,575
Stock-based compensation expense	97	151	5	143	160	—	556
Interest expense	1	373	268	366	(530)	—	478
Interest income	172	1	31	86	112	—	402
Equity in (income) losses of investees	—	(187)	—	65	—	(31)	(153)
Income tax expense	2,321	(204)	1,565	(899)	299	410	3,492
Minority interest expense	—	41	—	—	—	1,972	2,013
Net income (loss)	3,953	(466)	2,497	(1,737)	293	(1,156)	3,384
Total assets	107,858	69,791	48,719	70,333	115,614	(60,520)	351,795
Investment in equity method investees	—	1,535	—	542	—	—	2,077
Capital expenditures	1,381	3,862	563	350	2,892	(600)	8,448
Three Months Ending December 31, 2001 (unaudited)
External revenues	$28,936	$12,308	$281	$6,032	$—	$—	$47,557
Intersegment revenues	1,544	—	5,291	2,255	—	(9,090)	—
Depreciation and amortization	186	875	196	96	244	(195)	1,402
Stock-based compensation expense	—	—	—	—	102	—	102
Interest expense	136	582	260	218	52	—	1,248
Interest income	—	1	51	87	(53)	—	86
Equity in (income) losses of investees	—	(282)	—	115	—	(18)	(185)
Income tax expense	1,926	(21)	541	(173)	28	126	2,427
Minority interest expense	—	9	—	—	—	1,657	1,666
Net income (loss)	3,320	(230)	918	(572)	(2,182)	(1,249)	5
Total assets	87,330	50,954	28,272	39,666	17,737	(14,879)	209,080
Investment in equity method investees	—	1,543	—	211	—	—	1,754
Capital expenditures	193	3,710	341	2,040	1,302	—	7,586

     Sales were distributed to the following locations:

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
United States	84.9%	83.6%
Foreign	15.1	16.4

	100.0%	100.0%

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

Overview

     We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at a molecular level, thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes scanners, cyclotrons, detector materials, radiopharmaceutical manufacturing and distribution and related support services.

     Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to CTI PET Systems, Inc., doing business as CPS Innovations (CPS). Our strategy includes plans for growing our other segments over time with a goal of having greater than 50% of our gross revenues and net income being derived from such other segments by 2006, the expected year that Siemens Medical Solutions USA, Inc. (Siemens), a wholly owned subsidiary of Siemens A.G., could first close on the exercise of its option to purchase a controlling interest in CPS. This strategy contemplates the following initiatives: (1) expansion of our PETNET radiopharmaceutical distribution network to meet market needs; (2) direct distribution of PET scanners by CTI; (3) development of new proprietary radiopharmaceuticals; (4) growing our service contract business; and (5) adding additional products and services.

Segments

     We operate in four segments for financial reporting purposes: CPS; PETNET; CTI Detector Materials, and CTI Services.

CPS

     Our CPS segment includes the development, production and sale of PET and PET/CT scanners. We conduct this business through our subsidiary, CPS, which was formed in 1987 as a joint venture with Siemens. We own 50.1% of CPS and Siemens owns the remaining 49.9%.

     From 1987 until April 2001, the products of CPS were distributed exclusively by Siemens. Under this distribution agreement, CPS received and recognized revenue in an amount equal to the price to the customer and we paid Siemens a fee to cover its selling, marketing, and distribution costs. These fees were reported as costs of revenues and selling expenses in our consolidated statements of operations. Under this agreement, CPS set the price to the end customer, had ultimate liability to the end customer for product performance, and retained credit risk associated with sales to end customers.

     In April 2001 we implemented a multiple distributor strategy for CPS by commencing direct distribution through our CTI Services segment and by pursuing additional third-party distributor agreements. In November 2001 CPS added Hitachi Medical Systems America, Inc. as a third-party distributor of its products. Following our implementation of the multiple distributor strategy, CPS began receiving and recording revenue from sales made through third-party distributors in an amount equal to the price to the distributor and ceased paying fees to distributors to cover their selling, marketing and distribution costs. Under these agreements, CPS sets the price to distributors who set their own price to the end customer. CPS does not bear credit risk associated with sales made by the distributor to end customers.

     The scanners manufactured by CPS have historically ranged in customer price from $800,000 to $2.5 million and offer customers a broad range of throughput times, resolution and image quality.

PETNET

     Our PETNET segment consists of our business of developing, manufacturing and distributing radiopharmaceuticals and providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We conduct this business through our subsidiary, PETNET Pharmaceuticals, Inc.

     We currently operate 35 PETNET radiopharmacies in the U.S. and one radiopharmacy in the United Kingdom. Twelve of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 36 radiopharmacies PETNET operates also include four radiopharmacies we do not consolidate, as the Company does not have control over significant operating decisions.

Detector Materials

     Our Detector Materials segment includes our business of developing, manufacturing and selling detector materials for use in PET scanners. We conduct this business through a wholly owned subsidiary named Advanced Crystal Technology, Inc. (ACT) and an unincorporated division of CTI called CTI Detector Materials. We acquired ACT in July 1999.

     ACT manufactures bismuth germanate, or BGO, the primary detector material used in the current generation of PET scanners. Our CTI Detector Materials division has certain exclusive rights to the development and manufacturing of a next generation detector material called lutetium oxyorthosilicate, or LSO. We obtained an exclusive license from Schlumberger Technology Corporation with respect to LSO in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are expected to expire in October 2008. We have invested significant capital in our Detector Materials segment in order to meet an expected increase in demand for detector materials as the PET market continues to grow.

CTI Services

     Our CTI Services segment includes: CTI’s division that distributes and installs PET scanners manufactured by CPS; CTI’s division that manufactures, sells and installs cyclotrons; CTI’s subsidiary that manufactures and sells calibration sources; CTI’s domestic product service division; CTI’s German subsidiary that distributes and services our products in Europe; and CTI’s 50% ownership interest in a radiopharmacy joint venture in Turkey, which we do not consolidate.

Components of Revenues and Expenses

Revenues

     Our revenue is derived primarily from sales of PET products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Revenue for cyclotron systems is recognized upon successful installation and customer acceptance. Installation is deemed essential to the functionality of the machines and we alone provide this service for our cyclotrons. Revenue for service contracts is recognized ratably over the period in which the service is provided.

Cost of Revenues

     Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 36 PETNET radiopharmacies. We employ a network of PET field service engineers to service our installed base of scanners and cyclotrons.

     Cost of revenues consists primarily of purchase cost of materials; expenses related to internal operations of the manufacturing and service organizations; expenses related to technical support and maintenance; expenses related to distribution, shipping, installation, acceptance, and warranty of our products; royalties payable under technology licenses; and fixed asset depreciation, primarily for our detector materials and radiopharmacies.

Operating Expenses

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, commissions and related expenses for personnel engaged in sales, general and administrative activities; costs associated with advertising, trade shows, promotional and other marketing activities; and legal and accounting fees for professional services.

     Research and Development. Significant investment in research and development has been made, and we believe will continue to be required, to develop new products and enhance existing products to allow us to further penetrate the PET market. These expenses consist primarily of salaries and related personnel expenses; expenditures for prototype materials and supplies; overhead allocated to product development; legal costs associated with filing of patents and regulatory matters; and research grants and consulting fees to various third parties.

Results of Operations

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation and income (loss) from operations for all segments, expressed in millions of dollars.

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
Revenues:
CPS	$35.7	$30.5
PETNET	16.1	12.3
Detector Materials	13.3	5.5
CTI Services	15.5	8.3
Intercompany eliminations	(20.0)	(9.1)

Total	60.6	47.5

Cost of revenues:
CPS	22.8	19.0
PETNET	11.1	9.8
Detector Materials	8.2	3.3
CTI Services	11.7	5.8
Intercompany eliminations	(21.1)	(9.5)

Total	32.7	28.4

Selling, general and administrative expenses:
CPS	2.5	2.9
PETNET	3.8	1.8
Detector Materials	0.4	0.2
CTI Services	5.2	2.3
Corporate and Other	0.3	0.0

Total	12.2	7.2

Research and development expenses:
CPS	4.2	3.2
PETNET	1.3	0.5
Detector Materials	0.3	0.2
CTI Services	0.8	0.7

Total	6.6	4.6

Stock-based compensation:
CPS	0.1	0.0
PETNET	0.2	0.0
CTI Services	0.1	0.0
Corporate and Other	0.2	0.1

Total	0.6	0.1

Income (loss) from operations:
CPS	6.1	5.4
PETNET	(0.3)	0.2
Detector Materials	4.4	1.8
CTI Services	(2.3)	(0.5)
Corporate and Other	0.6	0.3

Total	$8.5	$7.2

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses, and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
CPS:
Revenues	100.0%	100.0%
Cost of revenues	63.8	62.3
Selling, general and administrative	7.0	9.5
Research and development	11.8	10.5
Stock-based compensation	0.3	0.0
Income (loss) from operations	17.1	17.7
PETNET:
Revenues	100.0%	100.0%
Cost of revenues	68.9	79.7
Selling, general and administrative	23.6	14.6
Research and development	8.1	4.1
Stock-based compensation	1.2	0.0
Income (loss) from operations	(1.8)	1.6
Detector Materials:
Revenues	100.0%	100.0%
Cost of revenues	61.7	60.0
Selling, general and administrative	3.0	3.6
Research and development	2.3	3.6
Income (loss) from operations	33.0	32.8
CTI Services:
Revenues	100.0%	100.0%
Cost of revenues	75.5	69.9
Selling, general and administrative	33.5	27.7
Research and development	5.2	8.4
Stock-based compensation	0.6	0.0
Income (loss) from operations	(14.8)	(6.0)

     The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended
	December 31,

	2002	2001

	(unaudited)
Revenues:
CPS	58.9%	64.2%
PETNET	26.6	25.9
Detector Materials	21.9	11.6
CTI Services	25.6	17.5
Intercompany eliminations	(33.0)	(19.2)

Total	100.0%	100.0%

Income (loss) from operations:
CPS	71.8%	75.0%
PETNET	(3.5)	2.8
Detector Materials	51.8	25.0
CTI Services	(27.1)	(6.9)
Corporate and Other	7.0	4.1

Total	100.0%	100.0%

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues

     Revenues for the three months ended December 31, 2002 were $60.6 million, an increase of $13.1 million, or 27.6%, from $47.5 million in 2001.

     CPS. Revenues for the three months ended December 31, 2002 were $35.7 million, an increase of $5.2 million, or 17.0%, from $30.5 million for the three months ended December 31, 2001. The increase in revenues was driven primarily by an increase in unit sales of scanners from 20 units in 2001 to 28 units in 2002. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the new multiple distributor arrangement, whereby CPS now recognizes revenue in an amount equal to the transfer price to the distributors and has ceased paying fees to distributors to cover their selling, marketing, and distribution costs. Intersegment revenues accounted for 10.6% and 4.9% of total CPS revenues for the three months ended December 31, 2002 and 2001, respectively. The increase in intersegment revenues resulted from increased sales to CTI Services under the new multiple distributor arrangement.

     PETNET. Revenues for the three months ended December 31, 2002 were $16.1 million, an increase of $3.8 million, or 30.9%, from $12.3 million for the three months ended December 31, 2001. The increase in revenue was due to the growth of dose shipments driven by the opening of new PETNET radiopharmacies as well as the continued increase in PET utilization. PETNET delivered approximately 65.7% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the three months ended December 31, 2002 compared to the three months ended December 31, 2001. The increase in revenues resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose. PETNET had no intersegment sales for the three months ended December 31, 2002 and 2001.

     Detector Materials. Revenues for the three months ended December 31, 2002 were $13.3 million, an increase of $7.8 million, or 141.8%, from $5.5 million for the three months ended December 31, 2001. The growth in revenues was primarily due to growth in intercompany sales of LSO detector material to CPS in conjunction with the increased shipment volume of LSO-based scanners. Intersegment sales accounted for 96.2% and 96.4% of total detector materials revenues for the three months ended December 31, 2002 and 2001, respectively.

     CTI Services. Revenues for the three months ended December 31, 2002 were $15.5 million, an increase of $7.2 million, or 86.7%, from $8.3 million in 2001. The increase in revenues was primarily due to an increase in direct distribution sales of PET scanners by CTI, purchased from CPS. Intersegment revenues accounted for 22.3% and 27.7% of total CTI Services revenues for the three months ended December 31, 2002 and 2001, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third-party sales of PET scanners under the new multiple distributor arrangement.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the three months ended December 31, 2002 were $20.0 million, an increase of $10.9 million, or 119.8%, from $9.1 million in 2001. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET scanners by CTI, purchased from CPS.

Cost of Revenues

     Cost of revenues for the three months ended December 31, 2002 was $32.7 million, an increase of $4.3 million, or 15.1%, from $28.4 million for the three months ended December 31, 2001. Cost of revenues for the three months ended December 31, 2002 was 54.0% of revenues compared to 59.8% for the three months ended December 31, 2001.

     CPS. Cost of revenues for the three months ended December 31, 2002 was $22.8 million, an increase of $3.8 million, or 20.0%, from $19.0 million for the three months ended December 31, 2001. Cost of revenues for the three months ended December 31, 2002 increased to 63.8% of revenues compared to 62.3% of revenues for the three months ended December 31, 2001. The increase in cost of revenues as a percentage of revenues is primarily due to lower gross margins on units sold to third party distributors under our new multiple distributor arrangement and higher initial manufacturing costs of the new PET/CT scanner.

     PETNET. Cost of revenues for the three months ended December 31, 2002 was $11.1 million, an increase of $1.3 million, or 13.3%, from $9.8 million in 2001. The increase in cost of revenues was due primarily to an increase in sales volume. Cost of revenues for the three months ended December 31, 2002 decreased to 68.9% of revenues compared to 79.7% of revenues for the three months ended December 31, 2001. The decrease in cost of revenues as a percentage of revenues was due to higher utilization of production and distribution resources to support the increase in the volume of doses delivered.

     Detector Materials. Cost of revenues for the three months ended December 31, 2002 was $8.2 million, an increase of $4.9 million, or 148.5%, from $3.3 million for the three months ended December 31, 2001. Cost of revenues for the three months ended December 31, 2002 increased to 61.7% of revenues as compared to 60.0% of revenues for the three months ended December 31, 2001. The increase in cost of revenues as a percentage of revenues was due to initial costs of ramping up manufacturing operations to meet the growing demand for LSO based detector materials.

     CTI Services. Cost of revenues for the three months ended December 31, 2002 was $11.7 million, an increase of $5.9 million, or 101.7%, from $5.8 million for 2001. Cost of revenues for the three months ended December 31, 2002 was 75.5% of revenues compared to 69.9% of revenues for 2001. The increase in cost of revenues as a percentage of revenues results a shift in sales mix. The percentage of CTI Services’ sales coming from the direct distribution of scanners purchased from CPS, which business carries a lower gross margin than cyclotrons or service contracts, increased in 2002 over 2001.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended December 31, 2002 were $21.1 million, an increase of $11.6 million, or 122.1%, from $9.5 million in 2001. Cost of revenues eliminated for the three months ended December 31, 2002 were 34.8% of revenues compared to 20.0% of revenues for 2001. The increase in intercompany eliminations as a percentage of revenues primarily results from the increase in direct distribution sales from CPS to CTI Services and from the increase in LSO based detector materials sales from Detector Materials to CPS.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended December 31, 2002 were $12.2 million, an increase of $5.0 million, or 69.4%, from $7.2 million for the three months ended December 31, 2001. Selling, general and administrative expenses for the three months ended December 31, 2002 were 20.1% of revenues compared to 15.2% of revenues for the three months ended December 31, 2001. A significant portion of this increase is due to the expansion of the direct distribution sales organization in CTI Services, and employing a contract sales force in PETNET.

     CPS. Selling, general and administrative expenses for the three months ended December 31, 2002 were $2.5 million, a decrease of $0.4 million, or 13.8%, from $2.9 million in 2001. Selling, general and administrative expenses for 2002 were 7.0% of revenues compared to 9.5% of revenues for the three months ended December 31, 2001. The decrease was due to the impact of the new distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs shifted from CPS to its distributors.

     PETNET. Selling, general and administrative expenses for the three months ended December 31, 2002 were $3.8 million, an increase of $2.0 million, or 111.1%, from $1.8 million in 2001. Selling, general, and administrative expenses for 2002 were 23.6% of revenues compared to 14.6% of revenues for the three months ended December 31, 2001. The increase in selling, general and administrative expenses was due to the addition of sales and marketing personnel during 2002. PETNET also incurred increased marketing expenses to support a PET education program for referring physicians.

     Detector Materials. Selling, general and administrative expenses for the three months ended December 31, 2002 were $0.4 million, an increase of $0.2 million, or 100.0%, from $0.2 million for the three months ended December

31, 2001. As a percentage of revenues, selling, general and administrative expenses were 3.0% and 3.6% for the three months ended December 31, 2002 and 2001, respectively.

     CTI Services. Selling, general and administrative expenses for the three months ended December 31, 2002 were $5.2 million, an increase of $2.9 million, or 126.1%, from $2.3 million for 2001. As a percentage of revenues, selling, general and administrative expenses for the three months ended December 31, 2002 were 33.5% compared to 27.7% for 2001. A significant portion of this increase was related to the build out of our field sales force to directly distribute PET scanners.

     Corporate and Other. Selling, general and administrative expenses not allocated to a financial reporting segment for the three months ended December 31, 2002 were $0.3 million, compared to none in 2001.

Research and Development Expenses

     Research and development expenses for the three months ended December 31, 2002 were $6.6 million, an increase of $2.0 million, or 43.5%, from $4.6 million for the three months ended December 31, 2001. Research and development expenses for the three months ended December 31, 2002 were 10.9% of revenues compared to 9.7% for the three months ended December 31, 2001.

     CPS. Research and development expenses for the three months ended December 31, 2002 were $4.2 million, an increase of $1.0 million, or 31.3% from $3.2 million in 2001. Research and development expenses for the three months ended December 31, 2002 were 11.8% of revenues compared to 10.5% in the same period in 2001. The increase resulted from additional investments in new scanner technology, which investments were primarily devoted to PET/CT and LSO scanner developments.

     PETNET. Research and development expenses for the three months ended December 31, 2002 were $1.3 million, an increase of $0.8 million, or 160.0%, from $0.5 million in 2001. Research and development expenses for 2002 and 2001 were 8.1% and 4.1% of revenues, respectively. The increase was due to increased investment in radiopharmaceutical research and development, which resulted in the addition of personnel and related consulting expenses. We expect research and development expenses in our PETNET segment to increase as we pursue the development of new radiopharmaceuticals.

     Detector Materials. Research and development expenses for the three months ended December 31, 2002 were $0.3 million, an increase of $0.1 million, or 50.0%, from $0.2 million in 2001. Detector Materials continues to invest in LSO technology to support LSO scanner developments. Research and development expenses for the three months ended December 31, 2002 were 2.3% of revenues compared to 3.6% for the three months ended December 31, 2001.

     CTI Services. Research and development expenses for the three months ended December 31, 2002 were $0.8 million, an increase of $0.1 million, or 14.3%, from $0.7 million in 2001. Research and development expenses for the three months ended December 31, 2002 were 5.2% of revenues compared to 8.4% in 2001.

Stock-based Compensation Expense

     Stock-based compensation expense for the three months ended December 31, 2002 was $0.6 million, an increase of $0.5 million from $0.1 million in 2001, and resulted from the amortization of unearned compensation arising from the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the three months ended December 31, 2002 was 1.0% of revenues compared to 0.2% in 2001.

     CPS. Stock-based compensation expense for the three months ended December 31, 2002 was $0.1 million, compared to none in 2001. Stock-based compensation expense for the three months ended December 31, 2002 was 0.3% of revenues.

     PETNET. Stock-based compensation expense for the three months ended December 31, 2002 was $0.2 million, compared to none in 2001. Stock-based compensation expense for the three months ended December 31, 2002 was

1.2% of revenues.

     Detector Materials. No stock-based compensation expense was incurred for the three months ended December 31, 2002 and 2001.

     CTI Services. Stock-based compensation expense for the year ended December 31, 2002 was $0.1 million, compared to none in 2001. Stock-based compensation expense for the three months ended December 31, 2002 was 0.6% of revenues compared to none in 2001.

     Corporate and Other. Stock-based compensation expense not allocated to a financial reporting segment for the three months ended December 31, 2002 was $0.2 million, an increase of $0.1 million, or 100.0%, from $0.1 million in 2001.

Income (Loss) from Operations

     Income from operations for the three months ended December 31, 2002 was $8.5 million, an increase of $1.3 million, or 18.1%, from $7.2 million for 2001. Income from operations for the three months ended December 31, 2002 was 14.0% of revenues compared to 15.2% for 2001.

     CPS. Income from operations for the three months ended December 31, 2002 was $6.1 million, an increase of $0.7 million, or 13.0%, from $5.4 million for 2001. Income from operations for the three months ended December 31, 2002 was 17.1% of revenues compared to 17.7% for 2001. This decrease in operating profit margins results primarily from the increased spending in research and development during the three months ended December 31, 2002.

     PETNET. Loss from operations for the three months ended December 31, 2002 was $0.3 million, a decrease of $0.5 million from income of $0.2 million for the three months ended December 31, 2001. Loss from operations for the three months ended December 31, 2002 was 1.8% of revenues, compared to 1.6% of revenues for 2001. The operating loss is primarily the result of increased selling, general and administrative and research and development expenses.

     Detector Materials. Income from operations for the three months ended December 31, 2002 was $4.4 million, an increase of $2.6 million, or 144.4%, from $1.8 million for 2001. The increase was primarily the result of growth in intercompany sales of LSO detector materials to CPS in conjunction with the increased shipment volume of LSO based scanners. Income from operations for the three months ended December 31, 2002 was 33.0% of revenues compared to 32.8% for 2001.

     CTI Services. There was a loss from operations for the three months ended December 31, 2002 of $2.3 million, a decrease of $1.8 million from $0.5 million for 2001. The loss from operations in 2002 was primarily due to developing our business as a direct distributor of PET scanners.

     Corporate and Other. Income from operations for the three months ended December 31, 2002 was $0.6 million, an increase of $0.3 million, or 100.0%, from $0.3 million for 2001.

Interest Expense, Net

     Interest expense for the three months ended December 31, 2002 was $0.1 million, a decrease of $1.1 million, or 91.7%, from $1.2 million for the same period in 2001, resulting from substantial long-term debt repayments and an increase in cash and marketable securities after our initial public offering in June 2002.

Provision for Income Taxes

     The income tax provision for the three months ended December 31, 2002 was $3.5 million, an increase of $1.1 million, from $2.4 million for the three months ended December 31, 2001. The effective tax rate for the three month period ended December 31, 2002 was 39.3%. The effective tax rate for the three month period ended December 31,

2001 was 59.2%. The effective rate was higher in 2001 because the warrant liability mark to market expense of $2.1 million was not tax deductible and did not recur in 2002.

Minority Interests

     The minority interest expense for the three months ended December 31, 2002 was $2.0 million an increase of $0.3 million, or 17.6% from $1.7 million in 2001. The increase is due to the increase in the net income of CPS.

Liquidity and Capital Resources

     In June 2002 we consummated our initial public offering of common stock and we received net proceeds of approximately $171.4 million. Historically, our principal sources of liquidity had been borrowings under our credit facilities, capital leases and the issuance of redeemable preferred stock. Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.

     Our working capital and capital expenditure needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2002 to December 31, 2002, our inventories increased from $69.3 million to $82.1 million and our total accounts receivable decreased from $73.7 million to $55.5 million, both due to the seasonal nature of our business. Our property and equipment (net) increased from $77.7 million to $83.6 million.

     On September 30, 2002 we entered into an amended and restated credit agreement with a syndicate of banks agented by SunTrust Bank. Our subsidiaries guarantee all obligations under the credit agreement, except that the guarantee of CPS is limited to $55 million and does not include any advances under the credit agreement that are loaned (on an intercompany basis) to our PETNET subsidiary. Our obligations and the obligations of our subsidiary guarantors under the credit agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee obligations of CPS is principally limited to the accounts receivable and inventory of CPS.

     The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of December 31, 2002 no balance was outstanding under the credit agreement.

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

     Historically we have used capital leases to finance PETNET cyclotrons and detector material equipment, and we financed the amounts of $0.4 million and $7.9 million for the three months ended December 31, 2002 and 2001, respectively. During September 2002, PETNET repaid $14.5 million of outstanding capital lease obligations, which had interest rates higher than our current incremental borrowing rate, to reduce our cost of capital.

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $2,724 at December 31, 2002. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collaterized by any assets, and are without recourse.

     We anticipate that our current cash and cash equivalents balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our currently anticipated future operating expenses, capital expenditures and debt service obligations as they come due.

Cash Flows

Three months ended December 31, 2002 compared to three months ended December 31, 2001

     Net cash provided by operating activities was $3.1 million and $4.3 million for the three months ended December 31, 2002 and 2001, respectively. The decrease in net cash provided by operating activities was primarily due to a increase in working capital deployed, which was offset by growth in operating income.

     Net cash used in investing activities during the three months ended December 31, 2002 and 2001 was $7.5 million and $2.3 million, respectively. In 2002 investing activities consisted primarily of our facility expansion and PETNET radiopharmacy expansion. In 2001 investing activities consisted primarily of increases in detector material equipment and increases in other assets used in the detector material production process.

     Net cash provided by financing activities during the three months ended December 31, 2002 was $4.4 million compared to net cash used of $2.1 million in 2001. The cash came from issuances of common stock under the employee stock purchase plan, exercises of stock options, and cash management.

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

Valuation of Goodwill

     On October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to perform an initial impairment review of our goodwill at that date and will require us to perform impairment reviews thereafter, at least once annually. The transitional impairment test requires us to: (1) identify our reporting units; (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units; and (3) determine the fair value of each reporting unit. We conducted the transitional impairment test and it did not result in any impairment charges. While we will no longer record monthly amortization expense for goodwill, future events and changes in circumstances may require us to record an impairment charge in any given period.

Accounting for Investees

     We periodically enter into arrangements in which we hold a majority of the equity ownership. In some instances, we also have influence over a majority of the board of directors or managers. We determine accounting for these investments under SFAS No. 94 and Accounting Principles Board Opinion No. 18 and, where appropriate, evaluate our and the minority shareholder’s participating rights in accordance with Emerging Issues Task Force 96-16 to determine whether consolidation or equity method accounting is appropriate in each case.

     We own a majority interest in CPS. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by majority board vote. Under the terms of an agreement between Siemens and us, the board of directors of CPS consists of two directors selected by CTI, two directors selected by Siemens and a fifth director selected by Siemens from a list of persons provided by CTI. We believe that this provides us with the ability to control board decisions regarding the daily operations of CPS. Accordingly, CPS is consolidated in our financial statements. If we did not consolidate CPS, our revenues would decrease by $17.6 million (unaudited) and $22.2 million (unaudited) for the three months ended December 31 2002 and 2001, respectively. However, net income would remain unchanged.

     PETNET owns a 90% interest in a radiopharmacy in Denver. Under the terms of the Denver radiopharmacy operating agreement, PETNET has control over all significant operating decisions. The Denver radiopharmacy is consolidated in our financial statements.

     In cases where the minority stockholder is deemed to have significant “veto rights” or has equal representation on the board, we account for these investments using the equity method, as we do not have control over significant operating decisions. We have invested in five radiopharmacies which are accounted for under the equity method.

Recent Accounting Pronouncements

Asset Retirement

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement of Financial Accounting Standards No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently allocated to expense over the asset’s useful life. The adoption of Statement of Financial Accounting Standards No. 143 had no significant impact on our financial statements.

Accounting for Impairment

     In October 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The adoption of Statement of Financial Accounting Standards No. 144 had no significant impact on our financial statements.

Sale-Leaseback Transactions

     In April 2002 FASB issued SFAS No. 145, (SFAS 145) Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 had no significant impact on our financial statements; however, SFAS 145 will require the Company to reclassify the loss on early extinguishments of debt from extraordinary to other (income) expense in our future comparative financial statements.

Costs Associated with Exit or Disposal Activities

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS No. 146) Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The Company believes that the adoption of SFAS 146 will not have a significant impact on the Company’s financial statements.

Accounting for Revenue Arrangements with Multiple Deliverables

     In November 2002, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is evaluating the effect of this Issue on its financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

     On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Board believes that, in current practice, many entities might not be recognizing that liability, believing that GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted the disclosure requirements of FIN 45 in the Company’s financial statements. Additional information about guarantees is disclosed in the footnotes to the Company’s first quarter fiscal year 2003 financial statements.

Consolidation of Variable Interest Entities

     On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 is an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is assessing the impact of FIN 46 on its unconsolidated investees and joint ventures.

Accounting for Stock-Based Compensation

     On December 31, 2002 the FASB issued Statement of Financial Accounting Standard 148 (SFAS 148), Accounting for Stock Based Compensation – Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a significant impact on the Company’s financial statements.

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

     Medicare reimbursement rates are established by the U.S. Department for Health and Human Services’ Centers for Medicare and Medicaid Services (CMS), the government agency that administers Medicare and Medicaid. From time to time, CMS adjusts the reimbursement rates for medical procedures to reflect the costs incurred by health care providers to perform the procedures. In connection with one of these routine adjustments, which were not specific to our products, CMS recently reviewed and made no change to the reimbursement rate for certain common hospital outpatient PET procedures. In the future, Medicare reimbursement rates for these and other PET applications may be subject to reevaluation by CMS and could be subject to further adjustments.

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

If Siemens exercises its option to purchase a majority interest in our subsidiary, CPS, Siemens will acquire a large portion of our revenues, operations and assets.

     For the three months ended December 31, 2002 and 2001, approximately 58.9% and 64.2%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of December 31, 2002, the cumulative total number of units sold by CPS was 550. By the end of fiscal year 2003 CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the option to be exercisable. After 2002 the cumulative unit sales requirement increases by 74 units each nine months. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

     In the event, we would continue to have a right to distribute PET and PET/CT products manufactured by CPS until at least 2010 pursuant to the terms of a distribution agreement between us and CPS. The joint venture agreement also contains cross covenants not to compete, which prohibit the parties to the joint venture agreement from participating in or owning an interest in any business engaged in the manufacture, development, or sale of products that compete with the products offered by CPS currently, and for a period of three years following the closing of the exercise of the Siemens’ option.

     The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of December 31, 2002, approximately 31% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

If we cannot develop CTI as a recognized distributor of ECAT® scanners, we will be unable to compete effectively as a distributor of scanners.

     Prior to April 2001 all of CPS’ ECAT® scanners were sold with the name Siemens located on the face of the system. As a result, CTI is not recognized widely in the PET industry as a distributor of ECAT®scanners. Pursuant to our distribution agreement with CPS, the CTI name and logo will now appear on the face of each ECAT® scanner sold directly by us. During the three months ended December 31, 2002 and 2001, approximately 7.4% and 5.3%, respectively, of the PET scanners sold by CPS were sold by us in our capacity as a direct distributor. If we are unable to quickly develop awareness in the market of the CTI name, brand and logo, our ability to compete as a distributor of scanners will be limited and our revenues, financial condition and future growth will suffer.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

     Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens and Hitachi Medical Systems America. For example, for the three months period ended December 31, 2002 and 2001, sales through Siemens constituted 41.7% and

57.2%, respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or commit the necessary resources to effectively market and sell, our scanner products. In our role as a direct distributor of our scanner products, we have entered into sub-distribution agreements with third parties to distribute our scanners outside of the U.S. If these sub-distributors fail to successfully distribute scanners outside of the U.S., or if we are unable to expand our direct distribution network, we may be unable to compete effectively in foreign markets.

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

     We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of December

31, 2002 we have 28 issued U.S. patents and 18 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

     The prosecution and enforcement of copyrights and patents relating to software and other technology licensed or sold to us by third parties is not within our control, and without this software and technology, we may be unable to manufacture our products or maintain our technological advantage. For example, we license Siemens’ syngo™ software which is an important component of our PET/CT systems. Also, we license the exclusive right to use lutetium oxyorthosilicate, or LSO, technology from the owner of the LSO patent until such time as the LSO patent expires in October 2008. If the third-party suppliers of this software and technology fail to protect their patents or copyrights or if this technology and software is found to infringe on the rights of another party, the functionality of our products could suffer and our ability to bring new and existing products to market could be delayed. In the case of LSO, the expiration of, or the failure to protect, the LSO patent could result in our competitors gaining access to the LSO technology for use in their molecular imaging products, thereby eliminating one of our important competitive advantages.

     Currently, 16 of our issued patents are held in the name of CPS. If Siemens exercises its right to purchase a majority interest in CPS, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CPS such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

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

     In many foreign countries in which we market our products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations.

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

     Our PET drug products currently are manufactured and sold through our PETNET radiopharmacies, each of which operates under an applicable state pharmacy license and compounds PET drug products in response to the order of a licensed physician. The FDA traditionally has deferred regulation of the compounding of PET drugs and other radiopharmaceuticals in response to the order of a licensed physician to state and local authorities responsible for regulating the practices of medicine and pharmacy. The FDA in the past generally has not subjected such compounded PET drug products to new drug approval procedures and current good manufacturing practice requirements.

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

     Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, the storage, use, and disposal of these materials presents the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Outside of the U.S. we are also subject to radiation regulations that vary from country to country and sometimes vary within a given country. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. Although we currently maintain insurance coverage for these risks, in the event of an accident, we could be held liable for any damages that exceed the limits or fall outside the coverage of our insurance. We may not be able to continue maintaining insurance against these risks on acceptable terms, or at all. We could incur significant costs and diversion of management attention in order to comply with current or future regulations governing radioactive material.

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

     We conduct business globally. International sales accounted for approximately 15.1% and 16.4%, of sales in the three months periods ended December 31, 2002 and 2001, respectively. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

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

     If our operations are found to be in violation of any of the laws described above or any of the other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, to achieve compliance with applicable federal and state privacy, security, and electronic transaction laws, we may be required to modify our operations with respect to the handling of patient information. Implementing these modifications may prove costly and time consuming. At this time, we are not able to determine the full consequences to us, including the total cost of compliance, of these various federal and state laws.

The application of state certificate of need regulations and compliance with federal and state licensing requirements could substantially limit our ability to sell our products and grow our business.

     Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including molecular imaging systems like ours or the provision of diagnostic imaging services. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers have at times been unable to obtain a certificate of need and purchase our PET scanners. Further, our sales cycle for PET scanners is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. Accordingly, certificates of need or similar requirements could limit our ability to market our products and adversely impact our revenues and results of operations. Also, our ability to grow our radiopharmaceutical distribution network is contingent on our or our customers’ ability to obtain the necessary licenses and registrations for each new facility, which may include a radioactive materials license, pharmacy license, and cyclotron registration. If we or our customers fail to obtain such licenses and registrations or if substantial delays are incurred in obtaining such licenses and registrations, we may be unable to expand this business and our sales growth will be negatively impacted. Further, the pharmacists operating in our PETNET radiopharmacies must be licensed and many states require imaging technologists that operate PET systems to be licensed or certified. Any lapse in our licenses, or the licenses of our pharmacists or technologists, could increase our costs and adversely affect our operations and financial results. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from the government-sponsored health care programs such as Medicare and Medicaid. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs could cause our sales to decline.

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

     We generally warrant each of our products against defects in materials and workmanship for a period of twelve months from the acceptance of our product by a customer or eighteen months from the date of shipment to a distributor. Further, we have entered into long-term service agreements with certain customers pursuant to whom we have agreed to provide all necessary maintenance and services for a fixed fee. If we experience an increase in product returns or warranty claims, we could incur unanticipated additional expenditures for parts and service. In addition, our reputation and goodwill in the PET market could be damaged. While we have established reserves for liability associated with product warranties, unforeseen warranty exposure in excess of those reserves could adversely affect our operating results.

Our executive officers and directors and their affiliates hold a substantial portion of our stock and could exercise significant influence over matters requiring stockholder approval, regardless of the wishes of other stockholders.

     Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 47% of our common stock as of December 31, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds, mortgage loan and a building construction loan. These borrowings bear interest at variable rates. Based on our outstanding borrowings during the three month period ended December 31, 2002, a hypothetical 1.0% increase in interest rates would have increased our interest expense by less than $0.1 million and would have decreased our cash flow for the quarter from operations by less than $0.1 million.

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

     As of December 31, 2002 we had cash and cash equivalents of $85 million which consisted of highly liquid money market instruments with maturities less than 90 days, and $6.1 million of marketable securities with maturities greater than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Foreign Currency Exchange Risk

     International revenues from the Company’s foreign direct sales and distributor sales comprised 15.1% of total revenues for the three months ended December 31, 2002. The Company experienced an immaterial amount of transaction gains and losses for the three months ended December 31, 2002. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its German subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the three months ended December 31, 2002 was not material.

Equity Security Price Risk

     We do not have any investments in marketable equity securities. Therefore, we do not currently have any direct equity price risk.

ITEM 4. Controls and Procedures

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

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II: Other Information

ITEM 1. Legal Proceedings

     In May 2002, Cox Nuclear Pharmacy, Inc. and Accuscan, L.L.C. filed an action against CTI, PETNET and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, Civil Action No. 02-cv-0321-CG-C. The plaintiffs have set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging misrepresentations in connection with the sale which generally relate to an alleged oral covenant not to compete with the plaintiffs. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. CTI believes that the claims are without merit and is vigorously defending this suit.

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

ITEM 2. Changes in Securities and Use of Proceeds

a)	Modification of Constituent Instruments: None

b)	Modification of Stockholder’s Rights: None

c)	Sales of Unregistered Securities: None

d)	Use of Proceeds: The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16,042,600, was approximately $171,386,894. As of December 31, 2002, $10,214,521 of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $342,644 of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, and approximately $62,000,000 of the net offering proceeds had been used to decrease our outstanding balance under our credit facility and approximately $14,503,000 had been used to extinguish capital lease obligations. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.

/s/ David N. Gill

David N. Gill Chief Financial Officer and Senior Vice President (Principal Accounting Officer)

February 12, 2003

CERTIFICATIONS

(a)	CEO Certification

I, Terry D. Douglass, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CTI Molecular Imaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Terry D. Douglass, Ph.D.

Terry D. Douglass, Ph.D. Chairman and Chief Executive Officer

CERTIFICATIONS

(b)	CFO Certification

I, David N. Gill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CTI Molecular Imaging, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ David N. Gill

David N. Gill Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002