Form 10-Q
period 2003-03-31
CTI MOLECULAR IMAGING INC
filed 2003-05-15
CIK 1129552

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2003, the registrant had outstanding 44,781,006 shares of common stock, par value $0.01.

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

•	our expectations regarding financial condition or results of operations for periods after March 31, 2003;

•	our future sources of and needs for liquidity and capital resources;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CPS and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	our ability to enhance existing, or develop new products and services and the impact of any such enhancements or developments;

•	the development of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	our ability to develop new proprietary radiopharmaceuticals;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available, and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners; and

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(In thousands, except share and per share data)	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,949	$84,553
Marketable securities	3,553	6,704
Accounts receivable — trade, less allowance for doubtful accounts of $2,120 at March 31, 2003 (unaudited) and $1,576 at September 30, 2002, respectively	43,390	33,817
Accounts receivable — related party, less allowance for doubtful accounts of $242 at at March 31, 2003 (unaudited) and September 30, 2002	31,193	39,918
Inventories	83,584	69,295
Income tax receivable	1,054	—
Deferred tax asset	15,032	9,827
Prepaid expenses and other current assets	8,081	6,112

Total current assets	261,836	250,226

Property and equipment, net	95,577	77,667
Deferred tax asset	—	187
Goodwill	12,545	12,385
Other assets	10,944	11,244

Total assets	$380,902	$351,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$2,994	$2,121
Accounts payable	32,392	26,591
Current maturities of long-term debt and capital lease obligations	4,462	4,008
Accrued payroll and benefits	11,300	12,914
Customer advances — trade	12,193	16,487
Customer advances — related party	1,201	1,214
Accrued warranty expense	3,142	3,740
Income taxes payable	—	4,552
Other accrued expenses	1,922	2,339

Total current liabilities	69,606	73,966

Deferred revenues	1,489	1,420
Deferred tax liability	236	—
Long-term debt and capital lease obligations, less current maturities	28,820	26,730

Total liabilities	100,151	102,116

Commitments and contingencies (Note 5)
Minority interest	37,865	30,104
Shareholders’ equity:
Common stock, $.01 par value; 500,000,000 shares authorized, 45,956,912 shares issued and 44,124,947 shares outstanding at March 31, 2003 (unaudited); 44,048,117 shares issued and 42,216,152 shares outstanding at September 30, 2002	460	440
Additional paid-in capital	239,603	226,910
Retained earnings	8,548	644
Unearned compensation	(5,437)	(7,526)
Other comprehensive income — currency translation adjustment	675	(16)
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	242,886	219,489

Total liabilities and shareholders’ equity	$380,902	$351,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands, except share and per share data)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues (1)	$81,964	$55,258	$142,523	$102,815
Cost of revenues (2) (3)	49,384	32,542	82,030	60,962

Gross margin	32,580	22,716	60,493	41,853

Operating expenses:
Selling, general and administrative expenses (3)	12,429	8,458	24,633	15,682
Research and development expenses (3)	7,435	4,869	14,064	9,453
Stock-based compensation expense	325	8,134	881	8,236

Total operating expenses	20,189	21,461	39,578	33,371

Income from operations	12,391	1,255	20,915	8,482
Warrant liability mark to market expense	—	6,761	—	8,902
Interest expense, net	199	1,134	275	2,296
Other (income)	(238)	(220)	(679)	(394)

Income (loss) before income taxes and minority interest	12,430	(6,420)	21,319	(2,322)

Provision (benefit) for income taxes:
Current	4,180	3,020	7,680	5,158
Deferred	414	(845)	406	(556)

	4,594	2,175	8,086	4,602

Income (loss) before minority interest	7,836	(8,595)	13,233	(6,924)
Amount applicable to minority interest, net of taxes	3,316	3,249	5,329	4,915

Net income (loss)	4,520	(11,844)	7,904	(11,839)

Accretion of preferred stocks	—	490	—	704
Dividends on preferred stocks	—	495	—	848

Net income (loss) attributable to common shareholders	$4,520	$(12,829)	$7,904	$(13,391)

Earnings (loss) per share (Note 2):
Basic	$0.11	$(0.46)	$0.19	$(0.48)
Diluted	$0.10	$(0.46)	$0.17	$(0.48)
Weighted average shares:
Basic	42,929,659	28,160,987	42,467,888	28,121,253
Diluted	46,582,627	28,160,987	46,610,690	28,121,253
(1)Includes revenues through related parties	$37,131	$27,342	$62,385	$54,537
(2)Includes cost of revenues through related parties	$23,911	$13,654	$38,585	$31,051
(3)Excludes stock-based compensation expense as follows:
Cost of revenues	$46	$18	$112	$18
Selling, general and administrative expenses	195	8,032	584	8,134
Research and development expenses	84	84	185	84

	$325	$8,134	$881	$8,236

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,

	2003	2002

(In thousands, except share and per share data)	(unaudited)
Cash flows provided by operating activities:
Net income (loss)	$7,904	$(11,839)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiaries	5,329	4,915
Depreciation and amortization	5,205	3,062
Accretion of discount on marketable securities	(52)	—
Deferred tax (benefit) provision	406	(556)
Provision for bad debts	652	1,410
Equity in loss (income) of equity investees	5	(210)
Stock-based compensation expense	881	8,236
Provision to mark to market warrant liability	—	8,902
(Gain) loss on disposal of machinery and equipment	(168)	155
Changes in operating assets and liabilities, net of effect of consolidation of joint venture
Accounts receivable	(432)	4,319
Inventories	(12,289)	(17,700)
Other receivables	102	330
Prepaid expenses and other current assets	(441)	(198)
Accounts payable	5,543	4,071
Accrued payroll and benefits	(1,662)	(1,412)
Customer advances	(4,307)	2,000
Accrued warranty expense	(598)	137
Income taxes receivable (payable)	(4,518)	(2,399)
Other accrued expenses	(199)	(661)

Net cash provided by operating activities	1,361	2,562

Cash flows used in investing activities:
Additions to property and equipment	(19,115)	(9,345)
Purchase of marketable securities	(7,897)	—
Proceeds from sale of marketable securities	11,100	—
Cash acquried from consolidation of joint venture	64	—
Additions to other assets	(246)	(357)

Net cash used in investing activities	(16,094)	(9,702)

Cash flows provided by financing activities:
Increase (decrease) in cash management clearing	864	(651)
Proceeds from exercise of stock options	4,591	49
Retirements of common stock	—	(250)
Proceeds from issuance of common stock, net of offering costs	1,275	9
Issuance of long-term debt	602	2,918
Payment of dividends on preferred stock	—	(449)
Unused proceeds from bond issue	—	(76)
Principal payments on long-term debt and capital lease obligations	(1,894)	(3,092)
Draws on line of credit	39,751	78,230
Payments under line of credit	(39,751)	(69,814)

Net cash provided by financing activities	5,438	6,874

Effect of foreign currency exchange rates on cash and cash equivalents	691	(117)

Net decrease in cash and cash equivalents	(8,604)	(383)
Cash and cash equivalents, beginning of year	84,553	1,827

Cash and cash equivalents, end of year	$75,949	$1,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Organization and Presentation

     The unaudited condensed consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the “Company”), namely CTI Services, Inc. (Services), Advanced Crystal Technology, LLC (ACT), CTI GmbH (GmbH), PETNET Pharmaceuticals, Inc. and all of its subsidiaries (PETNET), and CTI PET Systems, Inc., doing business as CPS Innovations (CPS). All of the subsidiaries are wholly owned except for CPS in which CTI owns 50.1%. The balance of CPS is owned by Siemens Medical Solutions USA, Inc. (Siemens).

     The Company’s products and services can be broadly classified into four principal categories: Positron Emission Tomography (PET) scanners, radiopharmaceuticals, detector materials, and other PET products and services. CPS manages the development and production and sale of the ECAT® line of PET scanners. PETNET develops, produces and distributes radiopharmaceuticals. ACT and CTI’s unincorporated division, Detector Materials, develops and manufactures detector materials used in PET scanners. CTI Services includes the direct sale and service by CTI of the ECAT® line of PET scanners, cyclotron systems and other PET related products.

2. Summary of Significant Accounting Policies

     Interim Financial Statements — The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K previously filed with the SEC on December 19, 2002. Information in the accompanying unaudited condensed consolidated financial statements and notes to the financial statements for the three month and six month periods ended March 31, 2003 and 2002, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three month and six month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or any future period.

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

     PETNET owns 90.0% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, PETNET has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements. PETNET accounted for the Houston joint venture under the equity method in the 2002 financial statements in accordance with EITF 96-16. In March 2003, an amendment to the joint venture agreement was adopted, which removed the participating rights of the minority partner. PETNET is now deemed to have control over the significant operating decisions of the joint venture and the entity is now consolidated in the Company’s financial statements effective March 1, 2003.

     In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in four radiopharmacies that are accounted for under the equity method.

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

     The Company accounts for sales of scanning equipment and related installation and associated training services as multiple-element arrangements. The Company recognizes revenue for the elements separately as (i) the sales of the equipment, installation and training services represent separate earnings processes, (ii) revenue is allocated among the elements based on the fair value of the elements and (iii) installation and associated training are not deemed essential to the functionality of the equipment (as other companies are available to provide the installation and associated training services and are sometimes employed by CTI to do so). The Company determines the value of the equipment and installation and training services based on sales of the equipment both with and without installation and training. The Company derives its revenues from sales of scanners, calibration sources, spare parts, detector materials, cyclotrons, radiopharmaceuticals and the provision of services on equipment sold, including site planning and installation, repair and maintenance, training, technical support and assistance with licensing. Revenues derived from the sale of scanners, calibration sources, spare parts, and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms. During the three months ended March 31, 2003, the Company recognized revenue on the sale of one scanner which had not yet been shipped at the customer’s request. The terms and conditions of the sale met the requirements for revenue recognition and this sale had been paid in full by March 31, 2003.

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

     Reclassifications – Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation with no impact on previously reported retained earnings, net income or current or long-term balance sheet classifications.

     Stock-Based Compensation – As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock option plans.

     Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net income (loss), as reported	$4,520	$(11,844)	$7,904	$(11,839)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	263	6,926	692	7,028
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(824)	(7,895)	(1,748)	(8,204)

Pro forma Net income (loss)	$3,959	$(12,813)	$6,848	$(13,015)

Earnings per share:
Basic - as reported	0.11	(0.46)	0.19	(0.48)
Basic - pro forma	0.09	(0.49)	0.16	(0.52)
Diluted - as reported	0.10	(0.46)	0.17	(0.48)
Diluted - pro forma	0.08	(0.49)	0.15	(0.52)

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Numerator:
Net income (loss) available to common shareholders — basic and diluted	$4,520	$(12,829)	$7,904	$(13,391)

Denominator:
Weighted-average number of common shares outstanding	42,929,659	28,160,987	42,467,888	28,121,253

Dilutive potential common shares relating to:
Restricted stock	214,528	—	214,528	—
Options	3,438,440	—	3,928,274	—

	3,652,968	—	4,142,802	—

Total weighted average number of shares used in computing diluted net income per share	46,582,627	28,160,987	46,610,690	28,121,253

     The following amounts of outstanding warrants, convertible redeemable preferred stock, restricted stock and options were excluded from the computation of diluted net income per common share for the three month and six month periods ended March 31, 2003 and 2002 because including them would have had an antidilutive effect:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Warrants	—	2,365,608	—	2,406,843
Convertible redeemable preferred stock	—	1,280,000	—	1,280,000
Restricted stock	—	1,515,851	—	1,619,856
Options	1,674,850	4,528,190	1,624,208	4,352,674

	1,674,850	9,689,649	1,624,208	9,659,373

Recent Accounting Pronouncements

     Asset Retirement - In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement of Financial Accounting Standards No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently recorded to expense over the asset’s useful life. The Company adopted Statement of Financial Accounting Standards No. 143 during the first quarter of fiscal year 2003 and this adoption had no significant impact on the Company’s financial statements.

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

     Costs Associated with Exit or Disposal Activities - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS 146 had no significant impact on the Company’s financial statements.

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

     Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The FASB believes that, in current practice, many entities might not be recognizing that liability, believing that GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. As noted above, many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted the disclosure requirements of FIN 45 in the Company’s financial statements. Additional information about guarantees has been disclosed in the notes to the Company’s March 31, 2003 financial statements.

     Consolidation of Variable Interest Entities - On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 is an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is assessing the impact of FIN 46 on its unconsolidated investees and joint ventures, yet does not currently believe any qualify as variable interest entities.

     Accounting for Stock-Based Compensation - On December 31, 2002 the FASB issued Statement of Financial Accounting Standard 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a significant impact on the Company’s financial statements. As now required by SFAS 148 additional information about stock options has been presented in the stock-based compensation accounting policy disclosure in the Company’s March 31, 2003 financial statements.

3. Inventories

Inventories consist of the following:

	March 31,	September 30,
(In thousands)	2003	2002

	(unaudited)
Component parts	$32,729	$19,410
Work in process	31,565	21,505
Finished goods	19,290	28,380

	$83,584	$69,295

     Cyclotrons, which were delivered but not yet accepted by the customers, are included in inventories as finished goods in the condensed consolidated balance sheets at March 31, 2003 and September 30, 2002 in the amount of $3,128 (unaudited) and $5,978, respectively.

4. Property and Equipment

     Property and equipment consist of the following:

	March 31,	September 30,
(In thousands)	2003	2002

	(unaudited)
Land	$2,044	$2,044
Buildings	9,417	9,417
Building and leasehold improvements	18,538	15,739
Machinery and equipment	67,432	54,994
Less accumulated depreciation	(26,801)	(21,709)
Assets under construction	24,947	17,182

Property and equipment, net	$95,577	$77,667

     Depreciation expense for the three months ended March 31, 2003 and 2002 was $2,572 (unaudited) and $1,644 (unaudited), and for the six months ended March 31, 2003 and 2002 was $5,089 (unaudited) and $3,040 (unaudited), respectively.

     Capital leases were used to finance the procurement of property and equipment in the amounts of $395 (unaudited) and $7,610 (unaudited) for the six months ended March 31, 2003 and 2002, respectively.

5. Commitments and Contingencies

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $898 (unaudited) at March 31, 2003. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collaterized by any assets, and are without recourse.

     The Company provides a parts and labor warranty on products it distributes directly, typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Six Months Ended
	March 31,

(In thousands)	2003	2002

	(unaudited)
Balance at the beginning of the period	$3,740	$3,433
Accruals for warranties issued during the period	1,925	3,156
Settlements made (in cash or in kind)	(2,523)	(3,019)

Balance at the end of the period	$3,142	$3,570

     On November 21, 2002, General Electric Company filed an action against the Company and a former General Electric employee now employed by us, in the District Court of Johnson County, Kansas, civil case no. 02-CV-07947. The complaint charges us, and our employee, with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to us or our employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. Because our investigation with respect to the allegations is at a preliminary stage, an estimate of the possible loss or range of loss, if any, cannot be made. Nevertheless, we deny liability and intend to vigorously defend this suit.

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

     In May 2002, Cox Nuclear Pharmacy, Inc. and Accuscan, L.L.C. filed an action against CTI, PETNET and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, Civil Action No. 02-cv-0321-CG-C. The plaintiffs have set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging misrepresentations in connection with the sale which generally relate to an alleged oral covenant not to compete with the plaintiffs. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. The claims alleged against the PETNET employee were recently dismissed. CTI believes that the remaining claims are without merit and intends to vigorously defend this suit.

     We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

6. Long-Term Debt

     On September 30, 2002 CTI executed, and all of its subsidiaries guaranteed, an amended and restated syndicated revolving credit facility (the Syndicated Facility) with a group of banks. The modifications to the original $90,000 syndicated facility executed on March 14, 2002, primarily included increasing the total credit available to $125,000, decreasing the banks’ lending margin, reducing certain restrictive covenants, and extending the maturity. Borrowing under the Syndicated Facility is collateralized by all property and interests in property, presently owned or hereafter acquired or presently existing or hereafter created by CTI or its subsidiaries as guarantors, including any and all proceeds thereof, in which a security interest is now or hereinafter granted; provided, however, that all real property of CTI encumbered with an existing mortgage, as of March 14, 2002, is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at our option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (2.59% at March 31, 2003). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. There was no outstanding balance of the Syndicated Facility at March 31, 2003 (unaudited).

     Industrial Revenue Bonds — In 1988 ACT entered into an agreement with the Industrial Development Board of Blount County, Tennessee (the Board) relating to the issue of Industrial Development Revenue Bonds (the Series 1988 Bonds) by the Board in the aggregate principal amount of $5,000 for the purpose of lending proceeds from the Bonds to ACT. Such proceeds were restricted to use in the acquisition, construction, improvement, and equipping of a manufacturing plant in Blount County, Tennessee. The remaining $4,000 balance of the Series 1988 Bonds is supported by an irrevocable letter of credit agreement that expires in July 2004. The Series 1988 Bonds are due in August 2008.

     On August 1, 2000 ACT entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the ACT manufacturing plant in Blount County, Tennessee. At March 31, 2003 the remaining $2,300 balance of the Series 2000 Bonds is supported by an irrevocable letter of credit agreement that expires in July 2004. The Series 2000 Bonds are due in August 2010. In May 2002, ACT redeemed all outstanding tax exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

     CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 1.35% to 1.40% at March 31, 2003).

     Notes Payable — At March 31, 2003, CTI may borrow up to $7,900 under the terms of a construction loan agreement with a bank. Interest is payable monthly at LIBOR plus 1.00% to 2.00% after a modification executed in July 2002 (2.59% at March 31, 2003). Prior to the execution of the modification in July 2002, interest was payable monthly at LIBOR plus 1.25% to 2.25%. The outstanding balance on this construction loan agreement, which matures on May 31, 2004, was $7,831 (unaudited) at March 31, 2003.

     During 2000, CTI entered into a mortgage loan agreement to purchase its current office space, which had previously been leased. CTI is required to make principal and interest payments totaling $720 per year through 2005. The debt bears interest at LIBOR plus 1.00% to 2.00% after a modification executed in July 2002, resulting in a rate of 2.59% at March 31, 2003. The outstanding balance on this mortgage loan was $3,636 (unaudited) at March 31, 2003.

7. Income Taxes

     The Company files a consolidated federal tax return that includes all entities except its foreign subsidiary CTI GmbH, and joint venture entities such as CPS, where CTI does not have an 80% interest. CPS files a separate federal return and CTI GmbH files a German return. The Company’s effective tax rate on income before taxes and minority interest differs from the federal statutory rate as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,

(In thousands)	2003	2002	2003	2002

	(unaudited)		(unaudited)
Federal tax @ 35%	$4,351	$(2,247)	$7,462	$(813)
State tax	292	(209)	589	(76)
Meals and entertainment	46	41	92	82
Extraterritorial income benefit	(132)	—	(263)	—
Warrant liability mark to market permanent difference	—	2,586	—	3,405
Stock-based compensation	9	2,004	88	2,004
Other permanent differences	28	—	118	—

Provision for income taxes	$4,594	$2,175	$8,086	$4,602

     As a result of the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company has recorded an $8,050 (unaudited) tax benefit to additional paid in capital and as a reduction of income taxes payable during the quarter ended March 31, 2003.

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

     The following table (unaudited) summarizes information about incentive stock options under both plans at March 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$2.81	526,992	2.54	$2.81	526,992	$2.81
$3.09 to $3.87	389,734	3.55	$3.40	385,289	$3.39
$4.69	650,437	5.52	$4.69	381,954	$4.69
$5.56 to $6.12	570,176	5.90	$5.60	309,383	$5.63
$6.56	76,000	3.99	$6.56	76,000	$6.56
$15.55	25,720	9.32	$15.55	6,430	$15.55
$17.00	2,765	9.19	$17.00	691	$17.00
$18.37 to $18.80	33,531	9.95	$18.37	6,706	$18.37
$19.37 to $19.76	25,404	9.37	$19.68	6,093	$19.69
$21.97 to $22.40	74,675	9.66	$21.79	16,721	$22.09
$23.90	5,766	9.79	$23.90	1,153	$23.90
$25.00	45,500	9.70	$25.00	9,100	$25.00

	2,426,700		$5.77	1,726,512	$3.21

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

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

     The following table (unaudited) summarizes information about non-qualified stock options at March 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$0.16	6,400	1.20	$0.16	6,400	$0.16
$2.81 to $3.09	101,440	1.94	$3.03	101,440	$3.03
$3.52 to $4.69	224,893	5.65	$4.65	54,759	$4.52
$5.56	324,461	6.03	$5.56	283,365	$5.56
$15.55	574,280	9.32	$15.55	143,570	$15.55
$17.00	44,118	9.15	$17.00	44,118	$17.00
$19.76	303,847	9.36	$19.76	75,962	$19.76
$22.40	86,608	9.45	$22.40	28,875	$22.40
$25.00	2,000	9.70	$25.00	400	$25.00

	1,668,047		$12.49	738,889	$9.84

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Stock-based Compensation

     During the six months ended March 31, 2003, 2,000 options to purchase common stock were issued to non-employees. The fair value of these options of $26 was charged to stock-based compensation expense during the six months ended March 31, 2003, and was determined using the Black-Scholes option-pricing model.

     During the year ended September 30, 2002, the Company issued options to purchase common stock with exercise prices ranging from $4.69 to $22.40. In connection with the issuance of these options to purchase common stock, the Company recorded unearned compensation of $4,441. The Company is amortizing the balance of unearned compensation over the respective vesting periods ranging from three to four years. For the three months and six months ended March 31, 2003, the Company amortized $79 (unaudited) and $364 (unaudited) to stock-based compensation expense, respectively. During the three months ended March 31, 2003 stock-based compensation expense was reduced by $204 (unaudited) due to forfeitures of options.

     During the year ended September 30, 2002, the Company issued 214,528 restricted shares of common stock at prices ranging from $15.55 to $22.40 in connection with hiring executives. In connection with these restricted common shares, the Company recorded unearned compensation of $3,724. The Company is amortizing the balance to stock-based compensation expense over the four year vesting periods during which the restrictions expire. For the three months and six months ended March 31, 2003, the Company amortized $233 (unaudited) and $466 (unaudited) to stock-based compensation expense, respectively.

     During the year ended September 30, 2002, the Company issued warrants to purchase common stock to a consultant in exchange for receiving consulting services. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. In connection with the issuance of these warrants to purchase common stock, the Company recorded unearned compensation of $253. The Company is amortizing the balance of unearned compensation to stock-based compensation expense over the term of the consulting contract. For the three months and six months ended March 31, 2003, the Company amortized $13 (unaudited) and $25 (unaudited) to stock-based compensation expense, respectively.

9. Related Party Transactions

     From 1987 through April 2001, Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001 CPS implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with a one-year renewal period. The agreement is cancelable with three years notice upon the expiration of the then current term. Transfer prices are set annually and reviewed semi-annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales through and to Siemens were $37,131 (unaudited), and $27,342 (unaudited), during the three month periods ended March 31, 2003 and 2002, respectively, and $62,385 (unaudited) and $54,537 (unaudited) for the six month periods ended March 31, 2003 and 2002, respectively. Accounts receivable from Siemens totaled $31,193 (unaudited) and $39,918 at March 31, 2003 and September 30, 2002, respectively. Also, customer advances from Siemens totaled $1,201 (unaudited) and $1,214, at March 31, 2003 and September 30, 2002, respectively.

     Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At March 31, 2003 (unaudited), the cumulative total number of units sold under the Siemens Agreement by the joint venture CPS was 593. By September 30, 2003, CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before 2005.

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

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company’s headquarters building and non- allocable costs which are included in “Corporate and Other.” The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted principally in the U.S.; however, the Company does have foreign operations for which identifiable assets are immaterial.

     The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three month period ended March 31, 2003 and 2002:

			Detector	CTI	Corporate	Eliminating	Consolidated
	CPS	PETNET	Materials	Services	and Other	Entries	Total

Three Months Ending March 31, 2003 (unaudited)
External revenues	$40,618	$17,297	$1,089	$22,960	$—	$—	$81,964
Intersegment revenues	10,945	—	13,920	4,915	—	(29,780)	—
Depreciation and amortization	262	1,609	379	158	483	(261)	2,630
Stock-based compensation expense	61	(65)	5	164	160	—	325
Interest expense	2	394	227	341	(471)	—	493
Interest income	45	2	28	63	156	—	294
Equity in (income) losses of investees	—	(122)	—	75	—	205	158
Income tax expense	3,854	(216)	2,012	(745)	423	(734)	4,594
Minority interest expense	—	42	—	—	—	3,274	3,316
Net income (loss)	6,560	(459)	3,146	(936)	631	(4,422)	4,520
Total assets	121,425	80,006	48,052	71,813	105,675	(46,069)	380,902
Investment in equity method investees	—	1,167	—	943	—	—	2,110
Capital expenditures	2,701	6,155	494	360	2,215	(862)	11,063
Three Months Ending March 31, 2002 (unaudited)
External revenues	$35,788	$13,037	$144	$6,289	$—	$—	$55,258
Intersegment revenues	4,981	228	4,898	4,851	—	(14,958)	—
Depreciation and amortization	197	982	195	153	312	(179)	1,660
Stock-based compensation expense	—	—	—	—	8,134	—	8,134
Interest expense	147	595	226	197	(91)	—	1,074
Interest income	—	3	46	87	(196)	—	(60)
Equity in (income) losses of investees	—	(82)	—	39	—	18	(25)
Income tax expense	4,104	49	365	(246)	(2,164)	67	2,175
Minority interest expense	—	24	—	—	—	3,225	3,249
Net income (loss)	6,464	(1,209)	628	(626)	(12,759)	(4,342)	(11,844)
Total assets	101,357	54,428	29,681	47,807	23,702	(22,839)	234,136
Investment in equity method investees	—	1,136	—	(42)	—	—	1,094
Capital expenditures	313	6,057	24	357	3,772	(1,154)	9,369

			Detector	CTI	Corporate	Eliminating	Consolidated
	CPS	PETNET	Materials	Services	and Other	Entries	Total

Six Months Ending March 31, 2003 (unaudited)
External revenues	$72,537	$33,371	$1,588	$35,027	$—	$—	$142,523
Intersegment revenues	14,769	—	26,682	8,372	—	(49,823)	—
Depreciation and amortization	621	3,096	780	298	931	(521)	5,205
Stock-based compensation expense	158	86	10	307	320	—	881
Interest expense	3	767	495	707	(1,001)	—	971
Interest income	217	3	59	149	268	—	696
Equity in (income) losses of investees	—	(309)	—	140	—	174	5
Income tax expense	6,175	(420)	3,577	(1,644)	722	(324)	8,086
Minority interest expense	—	83	—	—	—	5,246	5,329
Net income (loss)	10,513	(925)	5,643	(2,673)	924	(5,578)	7,904
Total assets	121,425	80,006	48,052	71,813	105,675	(46,069)	380,902
Investment in equity method investees	—	1,167	—	943	—	—	2,110
Capital expenditures	4,082	10,017	1,057	710	5,107	(1,462)	19,511
Six Months Ending March 31, 2002 (unaudited)
External revenues	$64,724	$25,345	$425	$12,321	$—	$—	$102,815
Intersegment revenues	6,525	228	10,189	7,106	—	(24,048)	—
Depreciation and amortization	383	1,857	391	249	556	(374)	3,062
Stock-based compensation expense	—	—	—	—	8,236	—	8,236
Interest expense	283	1,177	486	415	(39)	—	2,322
Interest income	—	4	97	174	(249)	—	26
Equity in (income) losses of investees	—	(364)	—	154	—	—	(210)
Income tax expense	6,030	28	906	(419)	(2,136)	193	4,602
Minority interest expense	—	33	—	—	—	4,882	4,915
Net income (loss)	9,784	(1,439)	1,546	(1,198)	(14,941)	(5,591)	(11,839)
Total assets	101,357	54,428	29,681	47,807	23,702	(22,839)	234,136
Investment in equity method investees	—	1,136	—	(42)	—	—	1,094
Capital expenditures	506	9,767	365	2,397	5,074	(1,154)	16,955

     Sales were distributed to the following locations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

	(unaudited )		(unaudited )
United States	66.9%	63.4%	74.5%	72.8%
Foreign	33.1	36.6	25.5	27.2

	100.0%	100.0%	100.0%	100.0%

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

     We currently operate 36 PETNET radiopharmacies in the U.S. and one radiopharmacy in the United Kingdom. Twelve of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 37 radiopharmacies PETNET operates also include three radiopharmacies we do not consolidate, as the Company does not have control over significant operating decisions.

Detector Materials

     Our Detector Materials segment includes our business of developing, manufacturing and selling detector materials for use in PET scanners. We conduct this business through an unincorporated division of CTI called CTI Detector Materials, and a wholly owned subsidiary named Advanced Crystal Technology, LLC (ACT), acquired in July 1999.

     Our CTI Detector Materials division has certain exclusive rights to the development and manufacturing of our current generation detector material called lutetium oxyorthosilicate, or LSO. We obtained an exclusive license from Schlumberger Technology Corporation with respect to LSO in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are expected to expire in October 2008. We have invested significant capital in our Detector Materials segment in order to meet an expected increase in demand for detector materials as the PET market continues to grow. ACT manufactures bismuth germanate, or BGO, a primary detector material used in PET scanners.

CTI Services

     Our CTI Services segment includes CTI’s division that distributes and installs PET scanners manufactured by CPS; CTI’s division that manufactures, sells and installs cyclotrons; CTI’s subsidiary that manufactures and sells calibration sources; CTI’s domestic product service division; CTI’s German subsidiary that distributes and services our products in Europe; and CTI’s 50% ownership interest in a radiopharmacy joint venture in Turkey, which we do not consolidate.

Components of Revenues and Expenses

Revenues

     Our revenue is derived primarily from sales of PET products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Revenue for cyclotron systems is recognized upon successful installation and customer acceptance. Installation is deemed essential to the functionality of the machines and we alone provide this service for our cyclotrons. Revenues for the distribution of radiopharmaceuticals are recognized upon delivery of the product. Revenue for service contracts is recognized ratably over the period in which the service is provided.

Cost of Revenues

     Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 37 PETNET radiopharmacies. We employ a network of PET field service engineers to service our installed base of scanners and cyclotrons.

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

     Research and Development. Significant investment in research and development has been made, and we believe will continue to be required, to develop new products and enhance existing products to allow us to further penetrate the PET market. These expenses consist primarily of salaries and related personnel expenses; expenditures for prototype materials and supplies; overhead invested in product development; legal costs associated with filing of patents and regulatory matters; and research grants and consulting fees to various third parties.

Results of Operations

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation and income (loss) from operations for all segments, expressed in millions of dollars.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues:
CPS	$51.6	$40.7	$87.3	$71.2
PETNET	17.2	13.3	33.3	25.6
Detector materials	15.0	5.1	28.3	10.6
CTI Services	27.9	11.1	43.4	19.4
Intercompany eliminations	(29.8)	(14.9)	(49.8)	(24.0)

Total	81.9	55.3	142.5	102.8

Cost of revenues:
CPS	33.5	24.0	56.3	43.0
PETNET	12.3	10.5	23.4	20.3
Detector materials	8.6	3.4	16.8	6.7
CTI Services	23.0	8.5	34.7	14.3
Intercompany eliminations	(28.1)	(13.8)	(49.2)	(23.3)

Total	49.3	32.6	82.0	61.0

Selling, general and administrative expenses:
CPS	2.6	2.6	5.1	5.5
PETNET	3.9	2.7	7.7	4.5
Detector materials	0.9	0.3	1.3	0.5
CTI Services	5.2	2.9	10.4	5.2
Corporate and Other	(0.2)	—	0.1	—

Total	12.4	8.5	24.6	15.7

Research and development expenses:
CPS	4.9	3.4	9.1	6.6
PETNET	1.5	0.6	2.8	1.1
Detector materials	0.2	0.2	0.5	0.4
CTI Services	0.9	0.6	1.7	1.3

Total	7.5	4.8	14.1	9.4

Stock-based compensation:
CPS	0.1	—	0.2	—
PETNET	(0.1)	—	0.1	—
CTI Services	0.2	—	0.3	—
Corporate and Other	0.1	8.1	0.3	8.2

Total	0.3	8.1	0.9	8.2

Income (loss) from operations:
CPS	10.5	10.7	16.6	16.1
PETNET	(0.4)	(0.5)	(0.7)	(0.3)
Detector materials	5.3	1.2	9.7	3.0
CTI Services	(1.4)	(0.9)	(3.7)	(1.4)
Corporate and Other	(1.6)	(9.2)	(1.0)	(8.9)

Total	$12.4	$1.3	$20.9	$8.5

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses, and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
CPS:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.9	59.0	64.5	60.4
Selling, general and administrative	5.0	6.4	5.9	7.7
Research and development	9.5	8.3	10.4	9.3
Stock-based compensation	0.2	0.0	0.2	0.0
Income (loss) from operations	20.4	26.3	19.0	22.6
PETNET:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.5	78.9	70.3	79.3
Selling, general and administrative	22.7	20.3	23.1	17.6
Research and development	8.7	4.5	8.4	4.3
Stock-based compensation	(0.6)	0.0	0.3	0.0
Income (loss) from operations	(2.3)	(3.7)	(2.1)	(1.2)
Detector Materials:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.4	66.7	59.3	63.2
Selling, general and administrative	6.0	5.9	4.6	4.7
Research and development	1.3	3.9	1.8	3.8
Income (loss) from operations	35.3	23.5	34.3	28.3
CTI Services:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	82.4	76.6	80.0	73.7
Selling, general and administrative	18.7	26.1	23.9	26.8
Research and development	3.2	5.4	3.9	6.7
Stock-based compensation	0.7	0.0	0.7	0.0
Income (loss) from operations	(5.0)	(8.1)	(8.5)	(7.2)

     The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues:
CPS	63.0%	73.6%	61.3%	69.3%
PETNET	21.0	24.0	23.4	24.9
Detector materials	18.3	9.2	19.8	10.3
CTI Services	34.1	20.1	30.4	18.8
Intercompany eliminations	(36.4)	(26.9)	(34.9)	(23.3)

Total	100.0%	100.0%	100.0%	100.0%

Income (loss) from operations:
CPS	84.7%	823.1%	79.4	189.4
PETNET	(3.2)	(38.5)	(3.3)	(3.5)
Detector materials	42.7	92.3	46.4	35.3
CTI Services	(11.3)	(69.2)	(17.7)	(16.5)
Corporate and Other	(12.9)	(707.7)	(4.8)	(104.7)

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

     Revenues for the three months ended March 31, 2003 were $81.9 million, an increase of $26.6 million, or 48.1%, from $55.3 million in 2002.

     CPS. Revenues for the three months ended March 31, 2003 were $51.6 million, an increase of $10.9 million, or 26.8%, from $40.7 million for the three months ended March 31, 2002. The increase in revenues was driven primarily by an increase in unit sales of scanners from 29 units in 2002 to 43 units in 2003. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the new multiple distributor arrangement, whereby CPS now recognizes revenue in an amount equal to the transfer price to the distributors and has ceased paying fees to distributors to cover their selling, marketing, and distribution costs. Intersegment revenues accounted for 21.2% and 12.2% of total CPS revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in intersegment revenues resulted from increased sales through CTI Services under the new multiple distributor arrangement.

     PETNET. Revenues for the three months ended March 31, 2003 were $17.2 million, an increase of $3.9 million, or 29.3%, from $13.3 million for the three months ended March 31, 2002. The increase in revenue was due to the growth of dose shipments driven by continued increase in PET utilization as well as the opening of new PETNET radiopharmacies. PETNET delivered approximately 57.5% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in revenues resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose. PETNET had no intersegment sales for the three months ended March 31, 2003. Intersegment revenues accounted for 1.7% of total PETNET revenues for the three months ended March 31, 2002.

     Detector Materials. Revenues for the three months ended March 31, 2003 were $15.0 million, an increase of $9.9 million, or 194.1%, from $5.1 million for the three months ended March 31, 2002. The growth in revenues was primarily due to growth in intercompany sales of LSO detector material to CPS in conjunction with the increased shipment volume of LSO-based scanners. Intersegment sales accounted for 92.7% and 97.1% of total detector materials revenues for the three months ended March 31, 2003 and 2002, respectively.

     CTI Services. Revenues for the three months ended March 31, 2003 were $27.9 million, an increase of $16.8 million, or 151.4%, from $11.1 million for the three months ended March 31, 2002. The increase in revenues was primarily due to an increase in direct distribution sales of PET scanners by CTI, purchased from CPS. Intersegment revenues which represent the sale of cyclotrons to PETNET, accounted for 17.6% and 43.5% of total CTI Services revenues for the three months ended March 31, 2003, and 2002, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third-party sales of PET scanners through CTI Services’ direct distribution efforts.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the three months ended March 31, 2003 were $29.8 million, an increase of $14.9 million, or 100%, from $14.9 million for the three months ended March 31, 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET scanners to CTI Services from CPS.

Cost of Revenues

     Cost of revenues for the three months ended March 31, 2003 was $49.3 million, an increase of $16.7 million, or 51.2%, from $32.6 million for the three months ended March 31, 2002. Cost of revenues for the three months ended March 31, 2003 was 60.2% of revenues compared to 59.0% for the three months ended March 31, 2002.

     CPS. Cost of revenues for the three months ended March 31, 2003 was $33.5 million, an increase of $9.5 million, or 39.6%, from $24.0 million for the three months ended March 31, 2002. Cost of revenues for the three months ended March 31, 2003 increased to 64.9% of revenues compared to 59.0% of revenues for the three months ended March 31, 2002. The increase in cost of revenues as a percentage of revenues is primarily due to lower transfer prices on units sold under our new multiple distributor arrangement and higher manufacturing costs of the PET/CT scanner.

     PETNET. Cost of revenues for the three months ended March 31, 2003 was $12.3 million, an increase of $1.8 million, or 17.1%, from $10.5 million for the three months ended March 31, 2002. The increase in cost of revenues was due primarily to an increase in sales volume. Cost of revenues for the three months ended March 31, 2003 decreased to 71.5% of revenues compared to 78.9% of revenues for the three months ended March 31, 2002. The decrease in cost of revenues as a percentage of revenues was due to higher utilization of production and distribution resources to support the increase in the volume of doses delivered.

     Detector Materials. Cost of revenues for the three months ended March 31, 2003 was $8.6 million, an increase of $5.2 million, or 152.9%, from $3.4 million for the three months ended March 31, 2002. Cost of revenues for the three months ended March 31, 2003 decreased to 57.4% of revenues as compared to 66.7% of revenues for the three months ended March 31, 2002. The decrease in cost of revenues as a percentage of revenues was due to increasing efficiency and production improvements concurrent with the ramp up of manufacturing operations to meet the growing demand for LSO based detector materials.

     CTI Services. Cost of revenues for the three months ended March 31, 2003 was $23.0 million, an increase of $14.5 million, or 170.6%, from $8.5 million for the three months ended March 31, 2002. Cost of revenues for the three months ended March 31, 2003 was 82.4% of revenues compared to 76.6% of revenues for 2002. The increase in cost of revenues as a percentage of revenues results from a shift in sales mix to direct distribution of PET scanners purchased from CPS. The percentage of CTI Services’ sales coming from the direct distribution of scanners purchased from CPS, which business carries a lower gross margin than cyclotrons or service contracts, increased in 2003 over 2002.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended March 31, 2003 were $28.1 million, an increase of $14.3 million, or 103.6%, from $13.8 million for the three months ended March 31, 2002. Cost of revenues eliminated for the three months ended March 31, 2003 were 34.3% of revenues compared to 25.0% of revenues for 2002. The increase in intercompany eliminations as a percentage of revenues primarily results from the increase in direct distribution sales from CPS to CTI Services and from the increase in LSO based detector materials sales from Detector Materials to CPS.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended March 31, 2003 were $12.4 million, an increase of $3.9 million, or 45.9%, from $8.5 million for the three months ended March 31, 2002. Selling, general and administrative expenses for the three months ended March 31, 2003 were 15.1% of revenues compared to 15.4% of revenues for the three months ended March 31, 2002.

     CPS. Selling, general and administrative expenses were $2.6 million for the three months ended March 31, 2003 and 2002. Selling, general and administrative expenses for the three months ended March 31, 2003 were 5.0% of revenues compared to 6.4% of revenues for the three months ended March 31, 2002. The decrease was due to the impact of the new distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs shifted from CPS to its distributors.

     PETNET. Selling, general and administrative expenses for the three months ended March 31, 2003 were $3.9 million, an increase of $1.2 million, or 44.4%, from $2.7 million for the three months ended March 31, 2002. Selling, general, and administrative expenses for the three months ended March 31, 2003 were 22.7% of revenues compared to 20.3% of revenues for the three months ended March 31, 2002. The increase in selling, general and administrative expenses was due to the addition of sales and marketing personnel.

     Detector Materials. Selling, general and administrative expenses for the three months ended March 31, 2003 were $0.9 million, an increase of $0.6 million, or 200.0%, from $0.3 million for the three months ended March 31, 2002. As a percentage of revenues, selling, general and administrative expenses were 6.0% and 5.9% for the three months ended March 31, 2003 and 2002, respectively. The increase is primarily related to increased administrative expenses to support significant sales growth.

     CTI Services. Selling, general and administrative expenses for the three months ended March 31, 2003 were $5.2 million, an increase of $2.3 million, or 79.3%, from $2.9 million for the three months ended March 31, 2002. As a percentage of revenues, selling, general and administrative expenses for the three months ended March 31, 2003 were 18.7% compared to 26.1% for 2002. A significant portion of this relative percentage decrease was related to an increase in revenues from the direct distribution of PET scanners purchased from CPS.

     Corporate and Other. Selling, general and administrative expenses not charged to other financial reporting segments for the three months ended March 31, 2003 were $(0.2) million, compared to none for the three months ended March 31, 2002.

Research and Development Expenses

     Research and development expenses for the three months ended March 31, 2003 were $7.5 million, an increase of $2.7 million, or 56.3%, from $4.8 million for the three months ended March 31, 2002. Research and development expenses for the three months ended March 31, 2003 were 9.2% of revenues compared to 8.7% for the three months ended March 31, 2002.

     CPS. Research and development expenses for the three months ended March 31, 2003 were $4.9 million, an increase of $1.5 million, or 44.1%, from $3.4 million for the three months ended March 31, 2002. Research and development expenses for the three months ended March 31, 2003 were 9.5% of revenues compared to 8.3% for the three months ended March 31, 2002. The increase resulted from additional investments in new scanner technology, which investments were primarily devoted to PET/CT and LSO scanner developments.

     PETNET. Research and development expenses for the three months ended March 31, 2003 were $1.5 million, an increase of $0.9 million, or 150.0%, from $0.6 million for the three months ended March 31, 2002. Research and development expenses for 2003 and 2002 were 8.7% and 4.5% of revenues, respectively. The increase was due to increased investment in radiopharmaceutical research and development, which resulted in the addition of personnel and consulting expenses. We expect research and development expenses in our PETNET segment to increase as we pursue the development of new radiopharmaceuticals.

     Detector Materials. Research and development expenses for both the three months ended March 31, 2003 and 2002 were $0.2 million. Detector Materials continues to invest in LSO technology to support LSO scanner developments by CPS. Research and development expenses for the three months ended March 31, 2003 were 1.3% of revenues compared to 3.9% for the three months ended March 31, 2002. The relative percentage decrease resulted from the significant increase in revenues.

     CTI Services. Research and development expenses for the three months ended March 31, 2003 were $0.9 million, an increase of $0.3 million, or 50.0%, from $0.6 million for the three months ended March 31, 2002. Research and development expenses for the three months ended March 31, 2003 were 3.2% of revenues compared to 5.4% for the three months ended March 31, 2002. The relative percentage decrease primarily resulted from the significant increase in revenues.

Stock-based Compensation Expense

     Stock-based compensation expense for the three months ended March 31, 2003 was $0.3 million, a decrease of $7.8 million, or 96.3%, from $8.1 million for the three months ended March 31, 2002, and resulted from 2003 including the amortization of unearned compensation arising from the pre-IPO issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the three months ended March 31, 2003 was 0.4% of revenues compared to 14.6% for the three months ended March 31, 2002.

     CPS. Stock-based compensation expense for the three months ended March 31, 2003 was $0.1 million, compared to none for the three months ended March 31, 2002. Stock-based compensation expense for the three months ended March 31, 2003 was 0.2% of revenues.

     PETNET. Stock-based compensation expense for the three months ended March 31, 2003 was $(0.1) million after deducting $0.2 million in prior charges currently reversed due to forfeitures, compared to none for the three months ended March 31, 2002. Stock-based compensation expense for the three months ended March 31, 2003 was (0.6)% of revenues.

     Detector Materials. No stock-based compensation expense was incurred for the three months ended March 31, 2003 and 2002.

     CTI Services. Stock-based compensation expense for the three months ended March 31, 2003 was $0.2 million, compared to none for the three months ended March 31, 2002. Stock-based compensation expense for the three months ended March 31, 2003 was 0.7% of revenues compared to none for the three months ended March 31, 2002.

     Corporate and Other. Stock-based compensation expense not charged to other financial reporting segments for the three months ended March 31, 2003 was $0.1 million, a decrease of $8.0 million, or 98.8%, from $8.1 million for the three months ended March 31, 2002.

Income (Loss) from Operations

     Income from operations for the three months ended March 31, 2003 was $12.4 million, an increase of $11.1 million, or 853.8%, from $1.3 million for the three months ended March 31, 2002. Income from operations for the three months ended March 31, 2003 was 15.1% of revenues compared to 2.4% for the three months ended March 31, 2002.

     CPS. Income from operations for the three months ended March 31, 2003 was $10.5 million, a decrease of $0.2 million, or 1.9%, from $10.7 million for the three months ended March 31, 2002. Income from operations for the three months ended March 31, 2003 was 20.4% of revenues compared to 26.3% for the three months ended March 31, 2002. This decrease in operating profit margins results primarily from the increased spending in research and development during the three months ended March 31, 2003.

     PETNET. Loss from operations for the three months ended March 31, 2003 was $0.4 million, a decrease of $0.1 million, or 20.0%, from a loss of $0.5 million for the three months ended March 31, 2002. Loss from operations for the three months ended March 31, 2003 was 2.3% of revenues, compared to 3.7% of revenues for the three months ended March 31, 2002. The operating loss is primarily the result of increased selling, general and administrative and research and development expenses.

     Detector Materials. Income from operations for the three months ended March 31, 2003 was $5.3 million, an increase of $4.1 million, or 341.7%, from $1.2 million for the three months ended March 31, 2002. The increase was primarily the result of growth in intercompany sales of LSO detector materials to CPS in conjunction with the increased shipment volume of LSO based scanners. Income from operations for the three months ended March 31, 2003 was 35.3% of revenues compared to 23.5% for the three months ended March 31, 2002.

     CTI Services. Loss from operations for the three months ended March 31, 2003 was $1.4 million, an increase of $0.5 million, or 55.6%, from a loss of $0.9 million for the three months ended March 31, 2002. The loss from operations for the three months ended March 31, 2002 was primarily due to developing our business as a direct distributor of PET scanners. Loss from operations for the three months ended March 31, 2003 was 5.0% of revenues compared to 8.1% for the three months ended March 31, 2002.

     Corporate and Other. Loss from operations for the three months ended March 31, 2003 was $1.6 million, a decrease of $7.6 million, or 82.6%, from $9.2 million for the three months ended March 31, 2002. The decrease in the operating loss primarily resulted from the decrease in stock-based compensation expenses.

Interest Expense, Net

     Interest expense for the three months ended March 31, 2003 was $0.2 million, a decrease of $0.9 million, or 81.8%, from $1.1 million for the three months ended March, 31, 2002, resulting from substantial long-term debt repayments and an increase in cash and marketable securities after our initial public offering in June 2002.

Provision for Income Taxes

     The income tax provision for the three months ended March 31, 2003 was $4.6 million, an increase of $2.4 million, or 109.1%, from $2.2 million for the three months ended March 31, 2002. The effective tax rate for the three month period ended March 31, 2003 was 37.0%. The income tax provision for the three months ended March 31, 2002, was $2.2 million despite the pretax loss of $6.4 million as the stock-based compensation and warrant liability mark to market charges are not tax deductible.

Minority Interests

     The minority interest expense for the three months ended March 31, 2003 was $3.3 million an increase of $0.1 million, or 3.1% from $3.2 million for the three months ended March 31, 2002. The increase is due to the increase in the net income of CPS.

Six Months Ended March 31, 2003 Compared to Six Months Ended March 31, 2002

Revenues

     Revenues for the six months ended March 31, 2003 were $142.5 million, an increase of $39.7 million, or 38.6%, from $102.8 million for the six months ended March 31, 2002.

     CPS. Revenues for the six months ended March 31, 2003 were $87.3 million, an increase of $16.1 million, or 22.6%, from $71.2 million for the six months ended March 31, 2002. The increase in revenues was driven primarily by an increase in unit sales of scanners from 49 units in 2002 to 71 units in 2003. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the new multiple distributor arrangement, whereby CPS now recognizes revenue in an amount equal to the transfer price to the distributors and has ceased paying fees to distributors to cover their selling, marketing, and distribution costs. Intersegment revenues accounted for 16.9% and 9.2% of total CPS revenues for the six months ended March 31, 2003 and 2002, respectively. The increase in intersegment revenues resulted from increased sales to CTI Services under the new multiple distributor arrangement.

     PETNET. Revenues for the six months ended March 31, 2003 were $33.3 million, an increase of $7.7 million, or 30.1%, from $25.6 million for the six months ended March 31, 2002. The increase in revenue was due to the growth of dose shipments driven by the continued increase in PET utilization as well as the opening of new PETNET radiopharmacies. PETNET delivered approximately 61.3% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the six months ended March 31, 2003 compared to the six months ended March 31, 2002. The increase in revenues resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose. Intersegment revenues are not significant for PETNET.

     Detector Materials. Revenues for the six months ended March 31, 2003 were $28.3 million, an increase of $17.7 million, or 167.0%, from $10.6 million for the six months ended March 31, 2002. The growth in revenues was primarily due to growth in intercompany sales of LSO detector material to CPS in conjunction with the increased shipment volume of LSO-based scanners. Intersegment sales accounted for 94.4% and 96.0% of total detector materials revenues for the six months ended March 31, 2003 and 2002, respectively.

     CTI Services. Revenues for the six months ended March 31, 2003 were $43.4 million, an increase of $24.0 million, or 123.7%, from $19.4 million for the six months ended March 31, 2002. The increase in revenues was primarily due to an increase in direct distribution sales of PET scanners by CTI, purchased from CPS. Intersegment revenues accounted for 19.3% and 36.6% of total CTI Services revenues for the six months ended March 31, 2003 and 2002, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third-party sales of PET scanners under CTI Services’ direct distribution efforts.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the six months ended March 31, 2003 were $49.8 million, an increase of $25.8 million, or 107.5%, from $24.0 million for the six months ended March 31, 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET scanners to CTI Services from CPS.

Cost of Revenues

     Cost of revenues for the six months ended March 31, 2003 was $82.0 million, an increase of $21.0 million, or 34.4%, from $61.0 million for the six months ended March 31, 2002. Cost of revenues for the six months ended March 31, 2003 was 57.5% of revenues compared to 59.3% for the six months ended March 31, 2002.

     CPS. Cost of revenues for the six months ended March 31, 2003 was $56.3 million, an increase of $13.3 million, or 30.9%, from $43.0 million for the six months ended March 31, 2002. Cost of revenues for the six months ended March 31, 2003 increased to 64.5% of revenues compared to 60.4% of revenues for the six months ended March 31, 2002. The increase in cost of revenues as a percentage of revenues is primarily due to lower transfer prices on units sold under our new multiple distributor arrangement and higher manufacturing costs of the PET/CT scanner.

     PETNET. Cost of revenues for the six months ended March 31, 2003 was $23.4 million, an increase of $3.1 million, or 15.3%, from $20.3 million for the six months ended March 31, 2002. The increase in cost of revenues was due primarily to an increase in sales volume. Cost of revenues for the six months ended March 31, 2003 decreased to 70.3% of revenues compared to 79.3% of revenues for the six months ended March 31, 2002. The decrease in cost of revenues as a percentage of revenues was due to higher utilization of production and distribution resources to support the increase in the volume of doses delivered.

     Detector Materials. Cost of revenues for the six months ended March 31, 2003 was $16.8 million, an increase of $10.1 million, or 150.7%, from $6.7 million for the six months ended March 31, 2002. Cost of revenues for the six months ended March 31, 2003 decreased to 59.3% of revenues as compared to 63.2% of revenues for the six months ended March 31, 2002. The decrease in cost of revenues as a percentage of revenues was due to a increased efficiency and improved manufacturing processes concurrent with the ramp up of manufacturing operations to meet the growing demand for LSO based detector materials.

     CTI Services. Cost of revenues for the six months ended March 31, 2003 was $34.7 million, an increase of $20.4 million, or 142.7%, from $14.3 million for the six months ended March 31, 2002. Cost of revenues for the six months ended March 31, 2003 was 80.0% of revenues compared to 73.7% of revenues for the six months ended March 31, 2002. The increase in cost of revenues as a percentage of revenues results from a shift in sales mix to direct distribution of PET scanners purchased from CPS. The percentage of CTI Services’ sales coming from the direct distribution of PET scanners purchased from CPS, which business carries a lower gross margin than cyclotrons or service contracts, increased in 2003 over 2002.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the six months ended March 31, 2003 were $49.2 million, an increase of $25.9 million, or 111.2%, from $23.3 million for the six months ended March 31, 2002. Cost of revenues eliminated for the six months ended March 31, 2003 were 34.5% of revenues compared to 22.7% of revenues for the six months ended March 31, 2002. The increase in intercompany eliminations as a percentage of revenues primarily results from the increase in direct distribution sales from CPS to CTI Services and from the increase in LSO based detector materials sales from Detector Materials to CPS.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six months ended March 31, 2003 were $24.6 million, an increase of $8.9 million, or 56.7%, from $15.7 million for the six months ended March 31, 2002. Selling, general and administrative expenses for the six months ended March 31, 2003 were 17.3% of revenues compared to 15.3% of revenues for the six months ended March 31, 2002. A significant portion of this increase is due to the expansion of the direct distribution sales organization in CTI Services, and employing a contract sales force in PETNET.

     CPS. Selling, general and administrative expenses for the six months ended March 31, 2003 were $5.1 million, a decrease of $0.4 million, or 7.3%, from $5.5 million for the six months ended March 31, 2002. Selling, general and administrative expenses for 2003 were 5.9% of revenues compared to 7.7% of revenues for the six months ended March 31, 2002. The decrease was due to the impact of the new distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs shifted from CPS to its distributors.

     PETNET. Selling, general and administrative expenses for the six months ended March 31, 2003 were $7.7 million, an increase of $3.2 million, or 71.1%, from $4.5 million for the six months ended March 31, 2002. Selling, general, and administrative expenses for the six months ended March 31, 2003 were 23.1% of revenues compared to 17.6% of revenues for the six months ended March 31, 2002. The increase in selling, general and administrative expenses was due to the addition of sales and marketing personnel.

     Detector Materials. Selling, general and administrative expenses for the six months ended March 31, 2003 were $1.3 million, an increase of $0.8 million, or 160.0%, from $0.5 million for the six months ended March 31, 2002. The increase was due to increased administrative expenses to support significant sales growth. As a percentage of revenues, selling, general and administrative expenses were 4.6% and 4.7% for the six months ended March 31, 2003 and 2002, respectively.

     CTI Services. Selling, general and administrative expenses for the six months ended March 31, 2003 were $10.4 million, an increase of $5.2 million, or 100.0%, from $5.2 million for the six months ended March 31, 2002. As a percentage of revenues, selling, general and administrative expenses for the six months ended March 31, 2003 were 23.9% compared to 26.8% for the six months ended March 31, 2002. A significant portion of this decrease was related to an increase in revenues due to an increase in direct distribution sales of PET scanners, purchased from CPS.

     Corporate and Other. Selling, general and administrative expenses not charged to other financial reporting segments for the six months ended March 31, 2003 were $0.1 million, compared to none for the six months ended March 31, 2002.

Research and Development Expenses

     Research and development expenses for the six months ended March 31, 2003 were $14.1 million, an increase of $4.7 million, or 50.0%, from $9.4 million for the six months ended March 31, 2002. Research and development expenses for the six months ended March 31, 2003 were 9.9% of revenues compared to 9.1% for the six months ended March 31, 2002.

     CPS. Research and development expenses for the six months ended March 31, 2003 were $9.1 million, an increase of $2.5 million, or 37.9% from $6.6 million for the six months ended March 31, 2002. Research and development expenses for the six months ended March 31, 2003 were 10.4% of revenues compared to 9.3% for the six months ended March 31, 2002. The increase resulted from additional investments in new scanner technology, which investments were primarily devoted to PET/CT and LSO scanner developments.

     PETNET. Research and development expenses for the six months ended March 31, 2003 were $2.8 million, an increase of $1.7 million, or 154.5%, from $1.1 million for the six months ended March 31, 2002. Research and development expenses for the six months ended March 31, 2003 were 8.4% of revenues compared to 4.3% of revenues for the six months ended March 31, 2002. The increase was due to increased investment in radiopharmaceutical research and development, which resulted in the addition of personnel and consulting expenses. We expect research and development expenses in our PETNET segment to increase as we pursue the development of new radiopharmaceuticals.

     Detector Materials. Research and development expenses for the six months ended March 31, 2003 were $0.5 million, an increase of $0.1 million, or 25.0%, from $0.4 million for the six months ended March 31, 2002. Detector Materials continues to invest in LSO technology to support LSO scanner developments by CPS. Research and development expenses for the six months ended March 31, 2003 were 1.8% of revenues compared to 3.8% for the six months ended March 31, 2002. The relative percentage decrease primarily resulted from the significant increase in revenues.

     CTI Services. Research and development expenses for the six months ended March 31, 2003 were $1.7 million, an increase of $0.4 million, or 30.8%, from $1.3 million for the six months ended March 31, 2002. Research and development expenses for the six months ended March 31, 2003 were 3.9% of revenues compared to 6.7% for the six months ended March 31, 2002. The relative percentage decrease primarily resulted from the significant increase in revenues.

Stock-based Compensation Expense

     Stock-based compensation expense for the six months ended March 31, 2003 was $0.9 million, a decrease of $7.3 million, or 89.0%, from $8.2 million for the six months ended March 31, 2002, and resulted from the amortization of unearned compensation arising from the pre-IPO issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the six months ended March 31, 2003 was 0.6% of revenues compared to 8.0% for the six months ended March 31, 2002.

     CPS. Stock-based compensation expense for the six months ended March 31, 2003 was $0.2 million, compared to none for the six months ended March 31, 2002. Stock-based compensation expense for the six months ended March 31, 2003 was 0.2% of revenues.

     PETNET. Stock-based compensation expense for the six months ended March 31, 2003 was $0.1 million, compared to none for the six months ended March 31, 2002. Stock-based compensation expense for the six months ended March 31, 2003 was 0.3% of revenues.

     Detector Materials. No stock-based compensation expense was incurred for the six months ended March 31, 2003 and 2002.

     CTI Services. Stock-based compensation expense for the six months ended March 31, 2003 was $0.3 million, compared to none for the six months ended March 31, 2002. Stock-based compensation expense for the six months ended March 31, 2003 was 0.7% of revenues compared to none for the six months ended March 31, 2002.

     Corporate and Other. Stock-based compensation expense not charged to other financial reporting segments for the six months ended March 31, 2003 was $0.3 million, a decrease of $7.9 million, or 96.3%, from $8.2 million for the six months ended March 31, 2002.

Income (Loss) from Operations

     Income from operations for the six months ended March 31, 2003 was $20.9 million, an increase of $12.4 million, or 145.9%, from $8.5 million for the six months ended March 31, 2002. Income from operations for the six months ended March 31, 2003 was 14.7% of revenues compared to 8.3% for the six months ended March 31, 2002.

     CPS. Income from operations for the six months ended March 31, 2003 was $16.6 million, an increase of $0.5 million, or 3.1%, from $16.1 million for the six months ended March 31, 2002. Income from operations for the six months ended March 31, 2003 was 19.0% of revenues compared to 22.6% for the six months ended March 31, 2002. This decrease in operating profit margins results primarily from the increased spending in research and development during the six months ended March 31, 2003.

     PETNET. Loss from operations for the six months ended March 31, 2003 was $0.7 million, an increase of $0.4 million, or 133.3%, from a loss of $0.3 million for the six months ended March 31, 2002. Loss from operations for the six months ended March 31, 2003 was 2.1% of revenues, compared to 1.2% of revenues for the six months ended March 31, 2002. The operating loss is primarily the result of increased selling, general and administrative and research and development expenses.

     Detector Materials. Income from operations for the six months ended March 31, 2003 was $9.7 million, an increase of $6.7 million, or 223.3%, from $3.0 million for the six months ended March 31, 2002. The increase was primarily the result of growth in intercompany sales of LSO detector materials to CPS in conjunction with the increased shipment volume of LSO based scanners. Income from operations for the six months ended March 31, 2003 was 34.3% of revenues compared to 28.3% for the six months ended March 31, 2002.

     CTI Services. Loss from operations for the six months ended March 31, 2003 was $3.7 million, an increase of $2.3 million, or 164.3%, from $1.4 million for the six months ended March 31, 2002. The loss from operations for the six months ended March 31, 2003 was primarily due to investments to expand our business as a direct distributor of PET scanners and the increase of sales and marketing expenses in advance of scanner sales due to established sales cycles. Loss from operations for the six months ended March 31, 2003 was 8.5% of revenues compared to 7.2% for the six months ended March 31, 2002.

     Corporate and Other. Loss from operations for the six months ended March 31, 2003 was $1.0 million, a decrease of $7.9 million, or 88.8%, from a loss from operations of $8.9 million for the six months ended March 31, 2002. The decrease in the operating loss was primarily due to the decrease in stock-based compensation expense.

Interest Expense, Net

     Interest expense for the six months ended March 31, 2003 was $0.3 million, a decrease of $2.0 million, or 87.0%, from $2.3 million for the six months ended March 31, 2002, resulting from substantial long-term debt repayments and an increase in cash and marketable securities after our initial public offering in June 2002.

Provision for Income Taxes

     The income tax provision for the six months ended March 31, 2003 was $8.1 million an increase of $3.5 million, or 76.1%, from $4.6 million for the six months ended March 31, 2002. The effective tax rate for the six month period ended March 31, 2003 was 37.9%. The income tax provision for the six months ended March 31, 2002, was $4.6 million even though there was a pretax loss of $2.3 million. This resulted from charges against income of $17.1 million for stock-based compensation and warranty liability mark to market that are not tax deductible.

Minority Interests

     The minority interest expense for the six months ended March 31, 2003 was $5.3 million an increase of $0.4 million, or 8.2% from $4.9 million for the six months ended March 31, 2002. The increase is due to the increase in the net income of CPS.

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

     Our working capital and capital expenditure needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2002 to March 31, 2003, our inventories increased from $69.3 million to $83.6 million and our total accounts receivable increased from $73.7 million to $74.6 million, both due to the seasonal nature of our business. Our property and equipment (net) increased from $77.7 million to $95.6 million.

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

     The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of March 31, 2003 no balance was outstanding under the credit agreement.

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

     Historically we have used capital leases to finance PETNET cyclotrons and detector material equipment, and we financed the amounts of $0.4 million and $10.8 million for the six months ended March 31, 2003 and 2002, respectively. In September 2002, PETNET repaid $14.5 million of outstanding capital lease obligations, which had interest rates higher than our current incremental borrowing rate, to reduce our cost of capital.

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $0.9 million at March 31, 2003. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collaterized by any assets, and are without recourse.

     We anticipate that our current cash and cash equivalents balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our currently anticipated future operating expenses, capital expenditures and debt service obligations as they come due.

Cash Flows

Six months ended March 31, 2003 compared to six months ended March 31, 2002

     Net cash provided by operating activities was $1.4 million and $2.6 million for the six months ended March 31, 2003 and 2002, respectively. The decrease in net cash provided by operating activities was primarily due to an increase in working capital deployed, due to increased sales volume.

     Net cash used in investing activities during the six months ended March 31, 2003 and 2002 was $16.1 million and $9.7 million, respectively. In 2003 investing activities consisted primarily of our facility expansion and PETNET radiopharmacy expansion. In 2002 investing activities consisted primarily of increases in detector material equipment and increases in other assets used in the detector material production process.

     Net cash provided by financing activities during the six months ended March 31, 2003 was $5.4 million compared to net cash used of $6.9 million for the six months ended March 31, 2002. In 2003, cash provided came from issuances of common stock under the employee stock purchase plan, exercises of stock options, and cash management.

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

     We own a majority interest in CPS. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by majority board vote. Under the terms of an agreement between Siemens and us, the board of directors of CPS consists of two directors selected by CTI, two directors selected by Siemens and a fifth director selected by Siemens from a list of persons provided by CTI. We believe that this provides us with the ability to control board decisions regarding the daily operations of CPS. Accordingly, CPS is consolidated in our financial statements. If we did not consolidate CPS, our revenues would decrease by $42.9 million (unaudited) and $51.2 million (unaudited) for the six months ended March 31 2003 and 2002, respectively. However, net income would remain unchanged.

     PETNET owns 90% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, PETNET has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements. PETNET accounted for its Houston joint venture under the equity method in the 2002 financial statements in accordance with EITF 96-16. In March 2003, an amendment to the joint venture agreement was adopted, which removed the participating rights of the minority partner. PETNET is now deemed to have control over the significant operating decisions of the joint venture and the entity is now consolidated in the Company’s financial statements effective March 1, 2003.

     In cases where the minority stockholder is deemed to have significant “veto rights” or has equal representation on the board, we account for these investments using the equity method, as we do not have control over significant operating decisions. We have invested in four radiopharmacies that are accounted for under the equity method.

Recent Accounting Pronouncements

Asset Retirement

     In August 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement of Financial Accounting Standards No. 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently recorded to expense over the asset’s useful life. The adoption of Statement of Financial Accounting Standards No. 143 had no significant impact on our financial statements.

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

Costs Associated with Exit or Disposal Activities

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146 (SFAS No. 146) Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS 146 had no significant impact on the Company’s financial statements.

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

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

     On November 25, 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (FAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Board believes that, in current practice, many entities might not be recognizing that liability, believing that GAAP does not require recognition, particularly when the entity does not receive separately identifiable consideration (i.e., a premium) for issuing the guarantee. Many guarantees are embedded in purchase or sales agreements, service contracts, joint venture agreements, or other commercial agreements and the guarantor in many such arrangements does not receive a separately identifiable upfront payment for issuing the guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted the disclosure requirements of FIN 45 in the Company’s financial statements. Additional information about guarantees has been disclosed in the notes to the Company’s March 31, 2003 financial statements.

Consolidation of Variable Interest Entities

     On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 is an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is assessing the impact of FIN 46 on its unconsolidated investees and joint ventures, yet does not currently believe any qualify as variable interest entities.

Accounting for Stock-Based Compensation

     On December 31, 2002 the FASB issued Statement of Financial Accounting Standard 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends FASB Statement No. 123 (SFAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a significant impact on the Company’s financial statements. As now required by SFAS 148 additional information about stock options has been presented in the stock-based compensation accounting policy disclosure in the Company’s March 31, 2003 financial statements.

Factors Affecting Operations and Future Results

We face intense competition, including competition from competitors with greater resources, which may place pressure on our pricing and otherwise make it difficult for us to compete effectively in the molecular imaging market.

     The market for molecular imaging equipment and related products and services is intensely competitive and is affected significantly by new product introductions, aggressive pricing strategies of competitors and other marketing activities of industry participants. We compete directly with a number of other companies in the molecular imaging equipment market including GE Medical Systems and Philips Medical Systems. In our radiopharmaceutical business, we compete with for-profit corporations, such as Cardinal Health, Inc. (which acquired Syncor International Corporation) and ION Beam Applications s.a. (and its subsidiary, Eastern Isotopes), as well as regional pharmacies and universities. The intense and increasing level of competition in the market for radiopharmaceuticals and the generic nature of the radiopharmaceuticals currently in production has caused and may continue to cause downward pressure on pricing. Many of our competitors are significantly larger than us and enjoy competitive advantages over us, including:

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

     For the three months and six month periods ended March 31, 2003 and 2002, approximately 63.0% and 73.6%, and 61.3% and 69.3% respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of March 31, 2003, the cumulative total number of units sold by CPS under this agreement was 593. By the end of fiscal year 2003 CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the option to be exercisable. After 2002 the cumulative unit sales requirement increases by 74 units each year thereafter. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

     In the event Siemens acquires 100% of CPS, we would continue to have a right to distribute PET and PET/CT products manufactured by CPS until at least 2010 pursuant to the terms of a distribution agreement between us and CPS. The joint venture agreement also contains cross covenants not to compete, which prohibit the parties to the joint venture agreement from participating in or owning an interest in any business engaged in the manufacture, development, or sale of products that compete with the products offered by CPS currently, and for a period of three years following the closing of the exercise of the Siemens’ option.

     The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of March 31, 2003, approximately 31.9% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

If we cannot develop CTI as a recognized distributor of ECAT® scanners, we will be unable to compete effectively as a distributor of scanners.

     Prior to April 2001 all of CPS’ ECAT® scanners were sold with the name Siemens located on the face of the system. As a result, CTI is not recognized widely in the PET industry as a distributor of ECAT® scanners. Pursuant to our distribution agreement with CPS, the CTI name and logo now appears on the face of each ECAT® scanner sold directly by us. During the six months ended March 31, 2003 and 2002, approximately 23.4% and 6.3%, respectively, of the PET scanners sold by CPS were sold by us in our capacity as a direct distributor. If we are unable to quickly develop awareness in the market of the CTI name, brand and logo, our ability to compete as a distributor of scanners will be limited and our revenues, financial condition and future growth will suffer.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

     Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens and Hitachi Medical Systems America. For example, for the three months and six month periods ended March 31, 2003, sales through Siemens constituted 45.3% and 43.8%, respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or commit the necessary resources to effectively market and sell, our scanner products. In our role as a direct distributor of our scanner products, we have entered into sub-distribution agreements with third parties to distribute our scanners outside of the U.S. If these sub-distributors fail to successfully distribute scanners outside of the U.S., or if we are unable to expand our direct distribution network, we may be unable to compete effectively in foreign markets.

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

     We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of March 31, 2003 we have 28 issued U.S. patents and 18 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

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

     Our PET radiopharmaceuticals currently are manufactured and sold through our PETNET radiopharmacies, each of which operates under an applicable state pharmacy license and compounds these products in response to the order of a licensed physician. The FDA traditionally has deferred regulation of the compounding of PET radiopharmaceuticals in response to the order of a licensed physician to state and local authorities responsible for regulating the practices of medicine and pharmacy. The FDA in the past generally has not subjected such compounded PET products to new drug approval procedures and current good manufacturing practice requirements.

     The Food and Drug Administration Modernization Act of 1997 (the “1997 Act”), however, amended the Federal Food, Drug, and Cosmetic Act to provide a new framework for FDA regulation of PET products. The 1997 Act states that FDA can require new drug applications (NDAs) or abbreviated new drug applications (ANDAs) and adherence to current good manufacturing practice requirements for PET products (under the Federal Food, Drug and Cosmetic Act) two years after the agency finalizes appropriate new approval procedures and current good manufacturing practice requirements. FDA has issued a guidance document for the chemistry portion of NDAs and ANDAs for PET products, including F-18-fluorodeoxyglucose, or FDG, the product principally produced and distributed by our PETNET radiopharmacies. Because the 1997 Act prohibits FDA from requiring NDAs or ANDAs for PET products until two years after the agency finalizes appropriate approval procedures and current good manufacturing practice requirements for PET products, the submissions and FDA approval of such applications before these time periods expire is voluntary. FDA has not yet addressed the procedures for approval of other PET products and of new indications for existing PET products. FDA has said, however, that it expects the standards for determining the safety and effectiveness set forth in recently developed FDA regulations for in vivo diagnostic radiopharmaceuticals may apply to PET

     Under the 1997 Act, FDA cannot require NDAs or ANDAs for any PET products that comply with the PET compounding standards and the official monographs of the United States Pharmacopoeia until two years after the issuance of final current good manufacturing practice regulations and appropriate procedures for the approval of the specific PET drug product, whichever occurs later. In March 2002, the FDA issued preliminary draft proposed regulations for the current good manufacturing practice requirements. The public comment period for the draft regulations closed on June 5, 2002, after which FDA has said it intends to issue a proposed rule with an additional period for public comment before issuing the final current good manufacturing practice regulations for PET. It is not possible to predict when FDA will finalize these regulations, but we expect that this will take place before the end of calendar year 2003. If so, FDA authority and the proposed approval procedures and current good manufacturing practice requirements would not take effect until sometime near the end of calendar year 2005.

     Once the requirements take effect, we could incur significant costs and spend considerable time obtaining FDA approval for existing and newly developed radiopharmaceuticals or for new indications for existing radiopharmaceuticals. Such additional costs and time spent to obtain any required FDA approval could have a material adverse effect on our business, financial condition, and results of operations. With regard to FDA’s proposed current good manufacturing practice requirements for PET drug products, we cannot predict with certainty the precise effects that these requirements might have on our business, financial condition, and results of operations.

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

     We are currently in the early stages of incorporating the new LSO detector material technology into our PET and PET/CT scanners manufactured by CPS. We will incur significant expenses over the next several years in order to further develop this new LSO detector material technology. In addition, we anticipate that our expenses will also increase substantially in the foreseeable future as we:

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

     We conduct business globally. International sales accounted for approximately 33.1% and 36.6%, and 25.5% and 27.2%, respectively, of sales in the three months and six months periods ended March 31, 2003 and 2002, respectively. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

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

     Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 45.9% of our common stock as of March 31, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds, mortgage loan and a building construction loan. These borrowings bear interest at variable rates. Based on our outstanding borrowings during the period ended March 31, 2003, a hypothetical 1.0% increase in interest rates would have increased our interest expense by less than $0.1 million and would have decreased our cash flow for the quarter from operations by less than $0.1 million.

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

     As of March 31, 2003 we had cash and cash equivalents of $75.9 million which consisted of highly liquid money market instruments with maturities less than 90 days, and $3.6 million of marketable securities with maturities greater than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Foreign Currency Exchange Risk

     International revenues from the Company’s foreign direct sales and distributor sales comprised 33.1% and 25.5%, respectively, of total revenues for the three months and six month periods ended March 31, 2003. The Company experienced an immaterial amount of transaction gains and losses for the three months ended March 31, 2003. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its German subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the six months ended March 31, 2003 was not material.

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

Part II: Other Information

ITEM 1. Legal Proceedings

     In May 2002, Cox Nuclear Pharmacy, Inc. and Accuscan, L.L.C. filed an action against CTI, PETNET and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, Civil Action No. 02-cv-0321-CG-C. The plaintiffs have set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging misrepresentations in connection with the sale which generally relate to an alleged oral covenant not to compete with the plaintiffs. The plaintiffs are seeking $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. The claims alleged against the PETNET employee were recently dismissed. CTI believes that the remaining claims are without merit and is vigorously defending this suit.

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

ITEM 2. Changes in Securities and Use of Proceeds

a)	Modification of Constituent Instruments: None

b)	Modification of Stockholder’s Rights: None

c)	Sales of Unregistered Securities: None

d)	Use of Proceeds: The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16,043, was approximately $171,387. As of March 31, 2003, $10,215 of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $343 of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, and approximately $62,000 of the net offering proceeds had been used to decrease our outstanding balance under our credit facility and approximately $14,503 had been used to extinguish capital lease obligations. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     CTI’s annual meeting of stockholders (the “Annual Meeting”) was held on March 18, 2003. At the Annual Meeting, CTI’s stockholders of record on January 24, 2003 were asked to take action to (a) elect two Class I directors, Terry D. Douglass, Ph.D., and William W. McInnes, each to serve on the Board of Directors until the Company’s annual meeting of stockholders in 2006 or until their successors have been duly elected and qualified (“Proposal One”), and (b) ratify the reappointment of PricewaterhouseCoopers LLP as CTI’s independent public accountants (“Proposal Two”).

     A total of 35,484,823 shares, or approximately 77.6% of the CTI’s outstanding 45,756,891 shares of Common Stock entitled to vote at the Annual Meeting as of the record date, were present in person or by proxy at the Annual Meeting.

     With respect to Proposal One, a plurality of the votes cast in favor of each nominee was required for the nominees’ election as Class I director. Both Dr. Douglass and Mr. McInnes received the required plurality of the votes, and each was elected as a director. With respect to Proposal Two, a majority of the shares present and entitled to vote was necessary for the passage of such proposal, and Proposal Two was approved by such a majority.

     The breakdown of the votes cast by the stockholders at the Annual Meeting was as follows:

		WITHHELD/
	FOR	AGAINST	ABSTAIN

Proposal One:
(i) Dr. Douglass	31,170,851	4,313,972	N/A
(ii) Mr. McInnes	35,111,828	373,995	N/A
Proposal Two:	35,256,398	93,130	135,295

ITEM 5. Other Information

     On February 17, 2003, the Company announced that Mark S. Rhoads had resigned as President of PETNET to pursue outside interests, and Mr. Rhoads was succeeded in such capacity by Thomas J. Hook.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

During the period covered by this Quarterly Report on Form 10-Q, the Company filed one (1) Current Report on Form 8-K dated February 5, 2003 and filed with the SEC on February 6, 2003, reporting the issuance of a press release reporting the Company’s first quarter 2003 operating results (no financial information required).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.

/s/ David N. Gill David N. Gill Chief Financial Officer and Senior Vice President (Principal Accounting Officer)

May 14, 2003

CERTIFICATIONS

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

Date: May 14, 2003

/s/ Terry D. Douglass Terry D. Douglass, Ph.D. President and Chief Executive Officer

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

Date: May 14, 2003

/s/ David N. Gill David N. Gill Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002