Form 10-Q
period 2003-06-30
CTI MOLECULAR IMAGING INC
filed 2003-08-14
CIK 1129552

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2003, the registrant had outstanding 45,031,617 shares of common stock, par value $0.01.

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

•	our expectations regarding financial condition or results of operations for periods after June 30, 2003;

•	our future sources of and needs for liquidity and capital resources;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CPS and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	our ability to enhance existing, or develop new products and services and the impact of any such enhancements or developments;

•	the development of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	our ability to develop new proprietary radiopharmaceuticals;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available, and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners; and

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights.

The forward-looking statements contained in this report reflect our current views about future events are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in Part I, Item 2 of this report under the sub-heading “Factors Affecting Operations and Future Results.”

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002

(In thousands, except share and per share data)	(unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$73,460	$84,553

Marketable securities	750	6,704

Accounts receivable — trade, less allowance for doubtful accounts of $2,525 at June 30, 2003 (unaudited) and $1,576 at September 30, 2002, respectively	59,940	33,817

Accounts receivable — related party, less allowance for doubtful accounts of $242 at June 30, 2003 (unaudited) and September 30, 2002	28,971	39,918

Inventories	77,953	69,295

Deferred tax asset	14,104	9,827

Prepaid expenses and other current assets	5,468	6,112

Total current assets	260,646	250,226

Property and equipment, net	99,812	77,667

Deferred tax asset	—	187

Goodwill	12,545	12,385

Other assets	13,909	11,244

Total assets	$386,912	$351,709

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:

Cash management clearing	$3,706	$2,121

Accounts payable	29,150	26,591

Current maturities of long-term and capital lease obligations	4,381	4,008

Accrued payroll and benefits	11,078	12,914

Customer advances — trade	9,246	16,487

Customer advances — related party	249	1,214

Accrued warranty expenses	3,658	3,740

Income taxes payable	3,099	4,552

Other accrued expenses	2,312	2,339

Total current liabilities	66,879	73,966

Deferred revenues	1,741	1,420

Deferred tax liability	2,959	—

Long-term debt and capital lease obligations, less current maturities	19,540	26,730

Total liabilities	91,119	102,116

Commitments and contingencies (Note 5)

Minority interest	42,373	30,104

Shareholders’ equity:

Common stock, $.01 par value; 500,000,000 shares authorized, 46,171,005 shares issued and 44,339,040 shares outstanding at June 30, 2003 (unaudited); 44,048,117 shares issued and 42,216,152 shares outstanding at September 30, 2002	462	440

Additional paid-in capital	242,025	226,910

Retained earnings	16,023	644

Unearned compensation	(5,056)	(7,526)

Other comprehensive income — currency translation adjustment	929	(16)

Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	253,420	219,489

Total liabilities and shareholders’ equity	$386,912	$351,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
(In thousands, except share and per share data)

Revenues(1)	$99,205	69,044	$241,728	$171,858
Cost of revenues(2)(3)	61,156	41,120	143,186	102,081

Gross margin	38,049	27,924	98,542	69,777

Operating expenses:
Selling, general and administrative expenses (3)	11,776	8,938	36,409	24,621
Research and development expenses(3)	7,386	5,871	21,450	15,324
Stock-based compensation expense	517	3,495	1,398	11,731

Total operating expenses	19,679	18,304	59,257	51,676

Income from operations	18,370	9,620	39,285	18,101

Warrant liability mark to market expense	—	—	—	8,902
Interest expense, net	231	1,157	506	3,453
Other income	(540)	(238)	(1,219)	(632)

Income before income taxes and minority interest	18,679	8,701	39,998	6,378

Provision (benefit) for income taxes:
Current	5,622	4,877	13,302	10,035
Deferred	1,521	(639)	1,927	(1,196)

	7,143	4,238	15,229	8,839

Income (loss) before minority interest	11,536	4,463	24,769	(2,461)
Amount applicable to minority interest, net of taxes	4,062	3,657	9,391	8,572

Net income (loss)	7,474	806	15,378	(11,033)

Accretion of preferred stocks	—	2,840	—	3,544
Dividends on preferred stocks	—	272	—	1,120

Net income (loss) attributable to common shareholders	$7,474	$(2,306)	$15,378	$(15,697)

Earnings (loss) per share (Note 2):
Basic	$0.17	$(0.07)	$0.36	$(0.54)
Diluted	$0.16	$(0.07)	$0.33	$(0.54)

Weighted average shares:
Basic	43,977,630	31,663,993	43,000,695	29,311,000
Diluted	46,423,125	31,663,993	46,531,486	29,311,000

(1)Includes revenues through related parties	$36,213	$32,617	98,598	$87,154
(2)Includes cost of revenues through related parties	$23,231	$18,184	$61,816	$49,235

(3)Excludes stock-based compensation expenses as follows:
Cost of revenues	$63	$955	$175	$957
Selling, general and administrative expenses	354	1,080	938	9,229
Research and development expenses	100	1,460	285	1,545

	$517	$3,495	$1,398	$11,731

      The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,

(In thousands, except share and per share data)	2003	2002

	(unaudited)
Cash flows provided by operating activities:
Net income (loss)	$15,378	$(11,033)
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest in income of subsidiaries	9,391	8,572
Depreciation and amortization	8,247	4,853
Accretion of discount on marketable securities	(59)	—
Deferred tax provision (benefit)	1,927	(1,196)
Provision for bad debts	1,085	1,574
Equity in loss (income) of equity investees	14	(162)
Stock-based compensation expense	1,398	11,731
Provision to mark to market warrant liability	—	8,902
Tax benefit realized from exercises of employee stock options	4,073	325
(Gain) loss on disposal of machinery and equipment	(162)	198
Changes in operating assets and liabilities, net of effect of consolidation of joint venture
Accounts receivable	(15,648)	(4,249)
Inventories	(6,096)	(23,520)
Other receivables	831	330
Prepaid expenses and other current assets	807	(1,534)
Accounts payable	2,296	7,378
Accrued payroll and benefits	(1,885)	167
Customer advances	(8,207)	5,226
Accrued warranty expense	(82)	338
Income taxes payable	(3,918)	(327)
Other accrued expenses	(252)	(532)

Net cash provided by operating activities	9,138	7,041

Cash flows used in investing activities:
Additions to property and equipment	(26,086)	(19,514)
Purchase of marketable securities	(7,897)	—
Proceeds from sale of marketable securities	13,910	—
Cash acquired from consolidation of joint venture	64	—
Additions to other assets	774	(2,898)

Net cash used in investing activities	(19,235)	(22,412)

Cash flows (used in) provided by financing activities:
Increase in cash management clearing	1,576	3,747
Proceeds from exercise of stock options	5,144	4,449
Retirements of common stock	—	(12,235)
Proceeds from issuance of common stock, net of offering costs	—	171,773
Proceeds from employee stock purchase plan	2,271	—
Purchase of treasury stock	—	(343)
Redemption of preferred stock	—	(10,000)
Payment of dividends on preferred stock	—	(664)
Issuance of long-term debt	672	3,997
Principal payments on long-term debt and capital lease obligations	(11,605)	(4,594)
Draws on line of credit	39,751	122,808
Payments under line of credit	(39,751)	(122,741)

Net cash (used in) provided by financing activities	(1,942)	156,197

Effect of foreign currency exchange rates on cash and cash equivalents	946	146

Net (decrease) increase in cash and cash equivalents	(11,093)	140,972
Cash and cash equivalents, beginning of year	84,553	1,827

Cash and cash equivalents, end of year	$73,460	$142,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1. Organization and Presentation

      The unaudited condensed consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the “Company”), namely CTI Services, Inc. (Services), Advanced Crystal Technology, LLC (ACT), CTI GmbH (GmbH), CTI Molecular Imaging-Iberia, S.L., CTI Molecular Imaging – U.K. Limited, CTI Molecular Imaging – Europe Limited, PETNET Pharmaceuticals, Inc. and all of its subsidiaries (PETNET), and CTI PET Systems, Inc., doing business as CPS Innovations (CPS). All of the subsidiaries are wholly owned except for CPS in which CTI owns 50.1%. The balance of CPS is owned by Siemens Medical Solutions USA, Inc. (Siemens).

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

2. Summary of Significant Accounting Policies

      Interim Financial Statements — The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K previously filed with the SEC on December 19, 2002. Information in the accompanying unaudited condensed consolidated financial statements and notes to the financial statements for the three month and nine month periods ended June 30, 2003 and 2002, is unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three month and nine month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003 or any future period.

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

      PETNET owns 90.0% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, PETNET has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements. PETNET accounted for the Houston joint venture under the equity method in the 2002 financial statements in accordance with EITF 96-16. In March 2003, an amendment to the joint venture agreement was adopted, which removed the participating rights of the minority partner. PETNET is now deemed to have control over the significant operating decisions of the joint venture and the entity is consolidated in the Company’s financial statements effective March 1, 2003.

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

      Until April 2001, the Company’s scanners were distributed exclusively by Siemens. Under this exclusive distribution arrangement, the Company received and recognized revenue in an amount equal to the price to the customer and paid Siemens a fee to cover its selling, marketing, and distribution costs. Under this arrangement, the Company set the price to the end customer, had ultimate liability to the end customer for product performance, and retained credit risk associated with sales to end customers. In April 2001, the Company implemented a new multiple distributor strategy for the sale of scanners by commencing direct distribution and by pursuing additional third-party distributor agreements. Following the implementation of the new multiple distributor strategy, the Company received and recognized revenue in an amount equal to the price to the distributor and ceased paying fees to distributors to cover their selling, marketing, and distribution costs. Under these agreements, the Company set the transfer price to distributors who set their own prices to the end customer. The Company does not bear credit risk associated with the sales made by the distributors to end customers. Our CTI Services segment distributes and installs PET scanners manufactured by CPS and bears the credit risk on sales made directly to end customers. Under the Company’s new distribution agreements for scanners, revenues are recognized upon delivery to our distributors when all other revenue recognition criteria have been met. Revenues derived from installing scanning equipment and associated training are deferred and recognized when installation and training are complete. For cyclotron system sales, all revenue is recognized upon installation and customer acceptance, as installation is deemed essential to the functionality of cyclotrons.

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

      Reclassifications — Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation with no impact on previously reported retained earnings, net income or current or long-term balance sheet classifications.

      Stock-Based Compensation — As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock option plans.

      Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
(In thousands)

	(unaudited)		(unaudited)

Net income (loss), as reported	$7,474	$806	$15,378	$(11,033)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	405	3,361	1,098	10,389
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,491)	(4,180)	(3,590)	(12,384)

Pro forma Net income (loss)	$6,388	$(13)	$12,886	$(13,028)

Earnings per share:
Basic — as reported	0.17	(0.07)	0.36	(0.54)
Basic-pro forma	0.15	(0.10)	0.30	(0.60)
Diluted — as reported	0.16	(0.07)	0.33	(0.54)
Diluted — pro forma	0.14	(0.10)	0.28	(0.60)

      Earnings per share — Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)

Numerator:
Net income (loss) available to common shareholders — basic and diluted	$7,474	$(2,306)	$15,378	$(15,697)

Denominator:
Weighted-average number of common shares outstanding	43,977,630	31,663,993	43,000,695	29,311,000

Dilutive potential common shares relating to:
Restricted stock	219,253	—	216,103	—
Warrants	48,306	—	52,562	—
Options	2,177,936	—	3,262,126	—

	2,445,495	—	3,530,791	—

Total weighted average number of shares used in computing diluted net income per share	46,423,125	31,663,993	46,531,486	29,311,000

The following amounts of outstanding warrants, convertible redeemable preferred stock, restricted stock and options were excluded from the computation of diluted net income per common share for the three month and nine month periods ended June 30, 2003 and 2002 because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Warrants	27,694	76,000	23,438	1,613,526
Convertible redeemable preferred stock	—	1,139,341	—	1,228,425
Restricted stock	—	1,613,935	—	1,576,353
Options	1,811,574	4,956,207	1,675,976	4,553,851

	1,839,268	7,785,483	1,699,414	8,972,155

Recent Accounting Pronouncements

      Asset Retirement — In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently recorded to expense over the asset’s useful life. The Company adopted SFAS 143 during the first quarter of fiscal year 2003 and this adoption had no significant impact on the Company’s financial statements.

      Accounting for Impairment — In October 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company adopted SFAS 144 in the first quarter of fiscal year 2003 and this adoption had no impact on the Company’s financial statements.

      Sale Leaseback Transactions — In April 2002 FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will require CTI to reclassify the loss on early extinguishment of debt, previously recorded as extraordinary during the fourth quarter of fiscal year 2002, to other (income) expense in the Company’s future comparative financial statements.

      Costs Associated with Exit or Disposal Activities — In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS 146 had no significant impact on the Company’s financial statements.

      Accounting for Revenue Arrangements with Multiple Deliverables — In November 2002, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The separation criteria for revenue recognition under this Issue are substantially less restrictive than under SAB 101. The Company is in the process of determining whether its revenue recognition for cyclotrons will change under this new guidance. The Company could potentially separate equipment from installation services and then recognize revenue for equipment upon shipment and for installation as services are performed.

      Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted the disclosure requirements of FIN 45 in the Company’s financial statements. Additional information about guarantees has been disclosed in the notes to the Company’s June 30, 2003 financial statements.

      Consolidation of Variable Interest Entities — On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is assessing the impact of FIN 46, but does not believe any of its unconsolidated investees and joint ventures qualify as variable interest entities.

      Accounting for Stock-Based Compensation — On December 31, 2002 the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a significant impact on the Company’s financial statements. As now required by SFAS 148, additional information about stock options has been presented in the stock-based compensation accounting policy disclosure in the Company’s June 30, 2003 financial statements.

      Amendment of Statement 133 on Derivative Instruments and Hedging Activities — In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This Statement amends SFAS 133 for decisions made as part of the Derivative Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Also, the provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal years that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition provisions of this statement related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The adoption of SFAS 149 should not have a significant impact on the Company’s financial statements.

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity — In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of SFAS 150 should not have a significant impact on the Company’s financial statements.

      Determining Whether an Arrangement Contains a Lease — In May 2003, the FASB reached a consensus on EITF Issue 01-8 (the Issue), Determining Whether an Arrangement Contains a Lease. The guidance in this Issue is effective for all arrangements agreed or committed to, or modified after the beginning of the next fiscal quarter beginning after May 28, 2003. The Issue addresses whether or not an arrangement contains a lease that is within the scope of SFAS 13, Accounting for Leases. Depending on the facts and circumstances and the classification of the lease, the seller or supplier may be required to record rental income instead of sales for a portion of the consideration received and the purchaser may be required to record both an asset under capital lease and a corresponding debt obligation. The Company is evaluating the effect of this Issue on its financial statements.

3. Inventories

      Inventories consist of the following:

	June 30,	September 30,
	2003	2002
(In thousands)
	(unaudited)
Component parts	$31,824	$19,410
Work in process	29,787	21,505
Finished goods	16,342	28,380

	$77,953	$69,295

Cyclotrons, which were delivered but not yet accepted by the customers, are included in inventories as finished goods in the consolidated balance sheets at June 30, 2003 and September 30, 2002 in the amount of $2,088 (unaudited) and $5,978, respectively.

4. Property and Equipment

    Property and equipment consist of the following:

	June 30,	September 30,
	2003	2002
(In thousands)
	(unaudited)

Land	$2,044	$2,044
Buildings	9,417	9,417
Building and leasehold improvements	20,953	15,739
Machinery and equipment	73,911	54,944
Less accumulated depreciation	(29,752)	(21,709)
Assets under construction	23,239	17,182

Property and equipment, net	$99,812	$77,667

      Property and equipment consist of the following: Depreciation expense for the three months ended June 30, 2003 and 2002 was $2,982 (unaudited) and $1,829 (unaudited), and for the nine months ended June 30, 2003 and 2002 was $8,071 (unaudited) and $4,833 (unaudited), respectively.

      Capital leases were used to finance the procurement of property and equipment in the amounts of $676 (unaudited) and $7,886 (unaudited) for the nine months ended June 30, 2003 and 2002, respectively.

5. Commitments and Contingencies

      The Company guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $898 (unaudited) at June 30, 2003. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collaterized by any assets, and are without recourse.

      In August 2001, the Company guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of $4,679 (unaudited). Subsequent to June 30, 2003, the Company committed to but has not yet executed a replacement guarantee which increased the maximum aggregate amount to approximately $6,000 (unaudited) and extended the expiration date to July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a PETNET radiopharmacy. No liability has been recorded for this guarantee as of June 30, 2003.

      The Company provides a parts and labor warranty on products it distributes directly, typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Nine Months Ended
	June 30,

	2003	2002
(In thousands)
	(unaudited)

Balance at the beginning of the period	$3,740	$3,433
Accruals for warranties issued during the period	4,046	4,575
Settlements made (in cash or in kind)	(4,128)	(4,237)

Balance at the end of the period	$3,658	$3,771

      On November 21, 2002, General Electric Company filed an action against the Company and a former General Electric employee now employed by us, in the District Court of Johnson County, Kansas, civil case no. 02-CV-07947. The complaint charges us, and our employee, with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to us or our employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. We have denied liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

      On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by us in the United States District Court, Eastern District of Wisconsin, civil case no. 02-C-929. The complaint alleges threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. We have not been named as a defendant in that action. The defendants have answered the complaint, and have denied liability. On June 13, 2003, General Electric moved to request an order of the court to dismiss the present action without prejudice, has alleged that it intends to refile the complaint in a different jurisdiction and has requested leave to add further, new defendants. The defendants are vigorously contesting this motion and have requested the court to require any dismissal to be with prejudice.

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

6. Long-Term Debt

      On September 30, 2002 CTI executed, and all of its subsidiaries guaranteed, an amended and restated syndicated revolving credit facility (the Syndicated Facility) with a group of banks. The modifications to the original $90,000 syndicated facility executed on March 14, 2002, primarily included increasing the total credit available to $125,000, decreasing the banks’ lending margin, reducing certain restrictive covenants, and extending the maturity. Borrowing under the Syndicated Facility is collateralized by all property and interests in property, presently owned or hereafter acquired or presently existing or hereafter created by CTI or its subsidiaries as guarantors, including any and all proceeds thereof, in which a security interest is now or hereinafter granted; provided, however, that all real property of CTI encumbered with an existing mortgage, as of March 14, 2002, is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at our option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (2.57% at June 30, 2003). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. There was no outstanding balance of the Syndicated Facility at June 30, 2003 (unaudited).

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

      On August 1, 2000 ACT entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the ACT manufacturing plant in Blount County, Tennessee. At June 30, 2003 the remaining $1,600 balance of the Series 2000 Bonds is supported by an irrevocable letter of credit agreement that expires in July, 2004. The Series 2000 Bonds are due in August 2010. In May 2002, ACT redeemed all outstanding tax exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

      CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds; in order to remarket both bond series in a secondary market (interest rates were from 1.10% to 1.20% at June 30, 2003).

      Notes Payable — CTI was able to borrow up to $7,900 under the terms of a construction loan agreement with a bank. Interest was payable monthly at LIBOR plus 1.00% to 2.00%. This loan was repaid in June 2003.

      During 2000, CTI entered into a mortgage loan agreement to purchase its current office space, which had previously been leased. CTI is required to make principal and interest payments totaling $720 per year through 2005. The debt bears interest at LIBOR plus 1.00% to 2.00% after a modification executed in July 2002, resulting in a rate of 2.57% at June 30, 2003. The outstanding balance on this mortgage loan was $3,479 (unaudited) at June 30, 2003. This loan was paid in full on August 7, 2003.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
(In thousands)

	(unaudited)		(unaudited)

Federal tax @35%	$6,538	$3,045	$14,000	$2,232
State tax	602	283	1,191	207
Meals and entertainment	39	—	131	—
Warrant liability mark to market permanent difference	—	—	—	3,405
Stock-based compensation	105	1,371	193	3,375
Extraterritorial income benefit	(132)	(316)	(395)	(316)
Other permanent difference	(9)	(145)	109	(64)

Provision for income taxes	$7,143	$4,238	$15,229	$8,839

      As a result of the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options, the Company has recorded an $8,794 (unaudited) tax benefit to additional paid in capital and as a reduction of income taxes payable during the nine months ended June 30, 2003.

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

      The following table (unaudited) summarizes information about incentive stock options under both plans at June 30, 2003:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$2.81	483,835	2.30	$2.81	483,835	$2.81
$3.09 to $3.87	364,793	3.20	$3.39	364,793	$3.39
$4.69	579,748	5.26	$4.69	346,797	$4.69
$5.56 to $6.12	546,098	5.65	$5.60	372,956	$5.62
$15.55	25,720	9.07	$15.55	6,430	$15.55
$17.00 to $17.63	3,899	9.18	$17.18	1,609	$17.09
$18.31 to $18.80	61,519	9.82	$18.34	12,304	$18.34
$19.37 to $19.76	25,404	9.12	$19.68	6,093	$19.69
$21.97 to $22.40	74,675	9.41	$21.79	16,721	$22.09
$23.90	5,096	9.54	$23.90	1,153	$23.90
$25.00	45,500	9.45	$25.00	9,100	$25.00

	2,216,287		$6.03	1,621,791	$4.57

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

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

      The following table (unaudited) summarizes information about non-qualified stock options at June 30, 2003:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$0.16	3,400	0.95	$0.16	3,400	$0.16
$2.81 to $3.09	101,440	1.69	$3.03	101,440	$3.03
$4.69 to $5.56	541,530	5.65	$5.21	345,866	$5.41
$15.5	574,280	9.07	$15.55	143,570	$15.55
$17.00 to $18.31	112,197	9.52	$17.52	82,041	$17.22
$19.00 to $19.76	343,321	9.19	$19.67	115,436	$19.50
$22.40	86,608	9.21	$22.40	28,875	$22.40
$25.00	2,000	9.45	$25.00	400	$25.00

	1,764,776		$12.90	821,028	$10.63

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Stock-based Compensation

      During the nine months ended June 30, 2003, 2,000 options to purchase common stock were issued to non-employees. The fair value of these options of $26 was charged to stock-based compensation expense during the nine months ended June 30, 2003, and was determined using the Black-Scholes option-pricing model.

      During the year ended September 30, 2002, the Company issued options to purchase common stock with exercise prices ranging from $4.69 to $22.40. In connection with the issuance of these options to purchase common stock, the Company recorded unearned compensation of $4,441. The Company is amortizing the balance of unearned compensation over the respective vesting periods ranging from three to four years. For the three months and nine months ended June 30, 2003, the Company amortized $266 (unaudited) and $630 (unaudited) to stock-based compensation expense, respectively. During the nine months ended June 30, 2003 stock-based compensation expense was reduced by $204 (unaudited) due to forfeitures of options.

      During 2002 and 2003, the Company issued 224,528 restricted shares of common stock at prices ranging from $15.55 to $22.40 in connection with hiring executives. In connection with these restricted common shares, the Company recorded unearned compensation of $3,902. The Company is amortizing the balance to stock-based compensation expense over the four year vesting periods during which the restrictions expire. For the three months and nine months ended June 30, 2003, the Company amortized $238 (unaudited) and $704 (unaudited) to stock-based compensation expense, respectively.

      During the year ended September 30, 2002, the Company issued warrants to purchase common stock to a consultant group in exchange for receiving consulting services. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. In connection with the issuance of these warrants to purchase common stock, the Company recorded unearned compensation of $253. The Company is amortizing the balance of unearned compensation to stock-based compensation expense over the term of the consulting contract. For the three months and nine months ended June 30, 2003, the Company amortized $13 (unaudited) and $38 (unaudited) to stock-based compensation expense, respectively.

9. Related Party Transactions

      From 1987 through April 2001, Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001 CPS implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with a one-year renewal period. The agreement is cancelable with three years notice upon the expiration of the then current term. Transfer prices are set annually and reviewed semi-annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales through and to Siemens were $36,213 (unaudited), and $32,617 (unaudited), during the three month periods ended June 30, 2003 and 2002, respectively, and $98,598 (unaudited) and $87,154 (unaudited) for the nine month periods ended June 30, 2003 and 2002, respectively. Accounts receivable from Siemens totaled $28,971 (unaudited) and $39,918 at June 30, 2003 and September 30, 2002, respectively. Customer advances from Siemens totaled $249 (unaudited) and $1,214, at June 30, 2003 and September 30, 2002, respectively. Customer advances from Siemens are no longer required in the new distribution agreement.

      Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At June 30, 2003 (unaudited) the cumulative total number of units sold under the Siemens Agreement by the joint venture CPS was 633. By September 30, 2003, CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before 2005.

      On March 27, 2002, warrants for a total of 72,000 shares of common stock, with an exercise price of $6.56 per share, were issued by CTI to Jordan & Davis Partners, LLC in connection with its provision of consulting services to the Company. The warrants expire 90 days after the termination of the consulting agreement which expires in 2007. One of the members of Jordan & Davis Partners, LLC is Hamilton Jordan, who became a member of CTI’s board of directors on May 18, 2003 (See Note 8).

10. Subsequent Event

     We have a relationship with DVI Financial Services, Inc., a subsidiary of DVI, Inc. (DVI), a third party financing entity that has been providing financing directly to some of our customers who purchased products directly from us, and has been purchasing products directly from us then leasing and/or selling the products to our end-user customers. On August 13, 2003, DVI announced its intent to file for Chapter 11 bankruptcy protection. We have received purchase orders from DVI for three scanners that we shipped during the third quarter of 2003. The aggregate outstanding balance owed to us in connection with these three shipments is approximately $3 million (unaudited). We are seeking to find replacement financing for these customers; however, a bankruptcy court filing by DVI could impair the customers’ ability to readily obtain alternative financing. At this time we are unable to determine whether these conditions will have a material adverse effect on our business, financial condition, and results of operations.

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

      The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three month and nine month period ended June 30, 2003 and 2002:

			Detector	CTI	Corporate	Eliminating	Consolidated
	CPS	PETNET	Materials	Services	and Other	Entries	Total

Three Months Ending June 30, 2003 (unaudited)

External revenues	$44,278	$19,077	$876	$34,974	$—	$—	$99,205

Intersegment revenues	19,244	—	13,143	1,733	—	(34,120)	—

Depreciation and amortization	404	1,816	420	153	509	(260)	3,042

Stock-based compensation expense	88	103	5	162	159	—	517

Interest expense	1	458	199	334	2,012	(2,538)	466

Interest income	94	5	29	73	2,572	(2,538)	235

Equity in (income) losses of investees	—	(28)	—	72	—	(35)	9

Income tax expense	4,638	583	2,975	(841)	599	(811)	7,143

Minority interest expense	—	119	—	—	—	3,943	4,062

Net income (loss)	7,901	603	4,645	(1,756)	609	(4,528)	7,474

Total assets	133,976	80,676	48,380	75,569	110,256	(61,945)	386,912

Investment in equity method investees	—	1,057	—	643	—	—	1,700

Capital expenditures	1,293	2,050	549	181	3,182	—	7,255

Three Months Ending June 30, 2002 (unaudited)

External revenues	$36,944	$14,876	$333	$16,891	$—	$—	$69,044

Intersegment revenues	12,340	31	7,302	4,388	—	(24,061)	—

Depreciation and amortization	204	1,208	208	123	322	(229)	1,836

Stock-based compensation expense	—	—	—	—	3,495	—	3,495

Interest expense	130	538	271	221	796	(746)	1,210

Interest income	—	1	49	101	648	(746)	53

Equity in (income) losses of investees	—	41	—	(89)	—	—	(48)

Income tax expense	4,012	(90)	813	(213)	(135)	(149)	4,238

Minority interest expense	—	45	—	—	—	3,612	3,657

Net income (loss)	7,238	702	1,328	(379)	(3,506)	(4,577)	806

Total assets	106,794	62,786	36,761	56,354	168,347	(29,093)	401,949
Investment in equity method investees	—	1,320	—	499	—	—	1,819

Capital expenditures	283	6,203	2,363	180	2,726	(1,318)	10,437

Sales were distributed to the following locations:

			Detector	CTI	Corporate	Eliminating	Consolidated
	CPS	PETNET	Materials	Services	and Other	Entries	Total

Nine Months Ending June 30, 2003 (unaudited)

External revenues	$116,815	$52,448	$2,464	$70,001	$—	$—	$241,728

Intersegment revenues	34,013	—	39,825	10,105	—	(83,943)	—

Depreciation and amortization	1,025	4,912	1,200	451	1,440	(781)	8,247

Stock-based compensation expense	246	189	15	469	479	—	1,398

Interest expense	4	1,225	694	1,041	1,011	(2,538)	1,437

Interest income	311	8	88	222	2,840	(2,538)	931

Equity in (income) losses of investees	—	(337)	—	212	—	139	14

Income tax expense	10,813	163	6,552	(2,485)	1,321	(1,135)	15,229

Minority interest expense	—	202	—	—	—	9,189	9,391

Net income (loss)	18,414	(322)	10,288	(4,429)	1,533	(10,106)	15,378

Total assets	133,976	80,676	48,380	75,569	110,256	(61,945)	386,912

Investment in equity method investees	—	1,507	—	643	—	—	1,700

Capital expenditures	5,375	12,067	1,606	891	8,289	(1,462)	26,766

Nine Months Ending June 30, 2002 (unaudited)

External revenues	$101,668	$40,221	$758	$29,211	$—	$—	$171,858

Intersegment revenues	18,865	260	17,491	11,559	—	(48,175)	—

Depreciation and amortization	586	3,066	612	336	878	(625)	4,853

Stock-based compensation expense	—	—	—	—	11,731	—	11,731

Interest expense	414	1,716	758	636	2,017	(2,006)	3,535

Interest income	—	5	147	275	1,661	(2,006)	82

Equity in (income) losses of investees	—	405	—	(243)	—	—	162

Income tax expense	10,042	(63)	1,719	(633)	(2,270)	44	8,839

Minority interest expense	—	78	—	—	—	8,494	8,572

Net income (loss)	17,022	(737)	2,873	(1,577)	(18,184)	(10,430)	(11,033)

Total assets	106,794	62,786	36,761	56,354	168,347	(29,093)	401,949

Investment in equity method investees	—	1,320	—	499	—	—	1,819

Capital expenditures	764	15,970	2,725	2,440	7,801	(2,301)	27,399

      Sales were distributed to the following locations:

	Three Months		Nine Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)

United States	76.4%	78.5%	75.3%	75.1%

Foreign	23.6	21.5	24.7	24.9

	100.0%	100.0%	100.0%	100.0%

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

      Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to CTI PET Systems, Inc., doing business as CPS Innovations (CPS). Our strategy includes plans for growing our other segments over time with a goal of having greater than 50% of our gross revenues and net income being derived from such other segments by 2006, the expected year that Siemens Medical Solutions USA, Inc. (Siemens), a wholly owned subsidiary of Siemens A.G., could first close on the exercise of its option to purchase a controlling interest in CPS. This strategy contemplates the following initiatives: (1) expansion of our PETNET radiopharmaceutical distribution network to meet market needs; (2) direct distribution of PET scanners by CTI; (3) development of new proprietary radiopharmaceuticals; (4) growing our service contract business; and (5) adding additional products and services through internal growth and acquisitions.

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

      In April 2001 we implemented a new multiple distributor strategy for CPS by commencing direct distribution through our CTI Services segment and by pursuing additional third-party distributor agreements. In November 2001 CPS added Hitachi Medical Systems America, Inc. as a third-party distributor of its products. Following our implementation of the new multiple distributor strategy, CPS began receiving and recording revenue from sales made through third-party distributors in an amount equal to the price to the distributor and ceased paying fees to distributors to cover their selling, marketing and distribution costs. Under these agreements, CPS sets the price to distributors who set their own price to the end customer. CPS does not bear credit risk associated with sales made by the distributor to end customers.

      The scanners manufactured by CPS offer customers a broad range of throughput times, resolution and image quality.

PETNET

      Our PETNET segment consists of our business of developing, manufacturing and distributing radiopharmaceuticals and providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We conduct this business through our subsidiary, PETNET Pharmaceuticals, Inc.

      We currently operate 38 PETNET radiopharmacies in the U.S. and one radiopharmacy in the United Kingdom. Twelve of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 39 radiopharmacies PETNET operates also include three radiopharmacies we do not consolidate, as the Company does not have control over significant operating decisions.

Detector Materials

      Our Detector Materials segment includes our business of developing, manufacturing and selling detector materials for use in PET scanners. We conduct this business through an unincorporated division of CTI called CTI Detector Materials, and a wholly owned subsidiary named Advanced Crystal Technology, LLC (ACT), acquired in July 1999.

      Our CTI Detector Materials division has certain exclusive rights to the development and manufacturing of our current generation detector material called lutetium oxyorthosilicate, or LSO. We obtained an exclusive license from Schlumberger Technology Corporation with respect to LSO in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are expected to expire in October 2008. We have invested significant capital in our Detector Materials segment in order to meet an expected increase in demand for detector materials as the PET market continues to grow. ACT manufactures bismuth germanate, or BGO, the primary detector material used in PET scanners manufactured by CPS prior to the introduction of LSO. ACT continues to manufacture BGO as necessary to meet customer demands.

CTI Services

      Our CTI Services segment includes CTI’s division that distributes and installs PET scanners manufactured by CPS; CTI’s division that manufactures, sells and installs cyclotrons; CTI’s subsidiary that manufactures and sells calibration sources; CTI’s domestic product service division; CTI’s subsidiaries in Germany, Spain, and the United Kingdom that distribute and service our products in Europe; and CTI’s 50% ownership interest in a radiopharmacy joint venture in Turkey, which we do not consolidate.

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

Cost of Revenues

      Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 39 PETNET radiopharmacies. We employ a network of PET field service engineers to service our installed base of scanners and cyclotrons.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues:
CPS	$63.5	$49.3	$150.8	$120.5
PETNET	19.1	14.9	52.4	40.5
Detector materials	14.0	7.6	42.3	18.2
CTI Services	36.7	21.3	80.1	40.8
Intercompany eliminations	(34.1)	(24.1)	(83.9)	(48.2)

Total	99.2	69.0	241.7	171.8

Cost of revenues:
CPS	43.2	31.7	99.5	74.7
PETNET	12.6	10.3	36.0	30.6
Detector materials	5.7	4.8	22.5	11.5
CTI Services	32.4	17.3	67.1	31.6
Intercompany eliminations	(32.7)	(23.0)	(81.9)	(46.3)

Total	61.2	41.1	143.2	102.1

Selling, general and administrative expenses:
CPS	2.6	2.1	7.7	7.6
PETNET	3.4	2.5	11.1	7.0
Detector materials	0.5	0.3	1.8	0.7
CTI Services	5.4	3.6	15.8	8.8
Corporate and Other	(0.1)	0.4	—	0.5

Total	11.8	8.9	36.4	24.6

Research and development expenses:
CPS	5.0	4.2	14.1	10.7
PETNET	1.3	0.9	4.1	2.0
Detector materials	0.1	0.2	0.6	0.6
CTI Services	0.9	0.7	2.6	2.0

Total	7.3	5.9	21.4	15.3

Stock-based compensation:
CPS	—	—	0.2	—
PETNET	0.1	—	0.2	—
CTI Services	0.2	—	0.5	—
Corporate and Other	0.2	3.5	0.5	11.7

Total	0.5	3.5	1.4	11.7

Income (loss) from operations:
CPS	12.7	11.4	29.3	27.5
PETNET	1.7	1.2	1.0	0.9
Detector materials	7.7	2.3	17.4	5.4
CTI Services	(2.2)	(0.3)	(5.9)	(1.6)
Corporate and Other	(1.5)	(5.0)	(2.5)	(14.1)

Total	$18.4	$9.6	$39.3	$18.1

      The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses, and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)

CPS:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.0	64.3	66.0	62.0
Selling, general and administrative	4.1	4.3	5.1	6.3
Research and development	7.9	8.3	9.4	8.9
Stock-based compensation	—	—	0.1	—
Income (loss) from operations	20.0	23.1	19.4	22.8

PETNET:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.0	69.1	68.7	75.6
Selling, general and administrative	17.8	16.8	21.2	17.3
Research and development	6.8	6.0	7.8	4.9
Stock-based compensation	0.5	—	0.4	—
Income (loss) from operations	8.9	8.1	1.9	2.2

Detector Materials:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	40.7	63.2	53.2	63.2
Selling, general and administrative	3.6	3.9	4.3	3.8
Research and development	0.7	2.6	1.4	3.3
Income (loss) from operations	55.0	30.3	41.1	29.7

CTI Services:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	88.3	81.2	83.8	77.4
Selling, general and administrative	14.7	16.9	19.7	21.6
Research and development	2.5	3.3	3.3	4.9
Stock-based compensation	0.5	—	0.6	—
Income (loss) from operations	(6.0)	(1.4)	(7.4)	(3.9)

      The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)

Revenues:
CPS	64.0%	71.4%	62.4%	70.1%
PETNET	19.3	21.6	21.7	23.6
Detector materials	14.1	11.0	17.5	10.6
CTI Services	37.0	30.9	33.1	23.7
Intercompany eliminations	(34.4)	(34.9)	(34.7)	(28.0)

Total	100.0%	100.0%	100.0%	100.0%

Income (loss) from operations:
CPS	69.0%	118.7%	74.6	151.9
PETNET	9.2	12.5	2.5	5.0
Detector materials	41.8	24.0	44.3	29.8
CTI Services	(11.9)	(3.1)	(15.0)	(8.8)
Corporate and Other	(8.1)	(52.1)	(6.4)	(77.9)

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

      Revenues for the three months ended June 30, 2003 were $99.2 million, an increase of $30.2 million, or 43.8%, from $69.0 million in 2002.

      CPS. Revenues for the three months ended June 30, 2003 were $63.5 million, an increase of $14.2 million, or 28.8%, from $49.3 million for the three months ended June 30, 2002. The increase in revenues was driven primarily by an increase in unit sales of scanners from 42 units in 2002 to 46 units in 2003. In addition to the increase in units sold, average scanner sales price also increased from 2002 due to a shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 30.3% and 25.0% of total CPS revenues for the three months ended June 30, 2003 and 2002, respectively. The increase in intersegment revenues resulted from increased sales through CTI Services under the new multiple distributor arrangements.

      PETNET. Revenues for the three months ended June 30, 2003 were $19.1 million, an increase of $4.2 million, or 28.2%, from $14.9 million for the three months ended June 30, 2002. The increase in revenue was due to the growth of dose shipments driven by continued increase in PET utilization as well as the opening of new PETNET radiopharmacies. PETNET delivered approximately 52.3% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The increase in revenues resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose. PETNET had no intersegment sales for the three months ended June 30, 2003. Intersegment revenues accounted for 0.2% of total PETNET revenues for the three months ended June 30, 2002.

      Detector Materials. Revenues for the three months ended June 30, 2003 were $14.0 million, an increase of $6.4 million, or 84.2%, from $7.6 million for the three months ended June 30, 2002. The growth in revenues was primarily due to growth in intercompany sales of LSO detector material to CPS in conjunction with the increased shipment volume of LSO-based scanners. Intersegment sales accounted for 93.8% and 95.6% of total detector materials revenues for the three months ended June 30, 2003 and 2002, respectively.

      CTI Services. Revenues for the three months ended June 30, 2003 were $36.7 million, an increase of $15.4 million, or 72.3%, from $21.3 million for the three months ended June 30, 2002. The increase in revenues was primarily due to an increase in direct distribution sales of PET and PET/CT scanners by CTI, purchased from CPS. Intersegment revenues which represent the sale of cyclotrons and spare parts to PETNET, accounted for 4.7% and 20.6% of total CTI Services revenues for the three months ended June 30, 2003, and 2002, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third-party sales of PET scanners through CTI Services’ direct distribution efforts and fewer intersegment sales of cyclotrons to PETNET.

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the three months ended June 30, 2003 were $34.1 million, an increase of $10.0 million, or 41.5%, from $24.1 million for the three months ended June 30, 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET and PET/CT scanners to CTI Services from CPS.

Cost of Revenues

      Cost of revenues for the three months ended June 30, 2003 was $61.2 million, an increase of $20.1 million, or 48.9%, from $41.1 million for the three months ended June 30, 2002. Cost of revenues for the three months ended June 30, 2003 was 61.7% of revenues compared to 59.6% for the three months ended June 30, 2002.

      CPS. Cost of revenues for the three months ended June 30, 2003 was $43.2 million, an increase of $11.5 million, or 36.3%, from $31.7 million for the three months ended June 30, 2002. Cost of revenues for the three months ended June 30, 2003 increased to 68.0% of revenues compared to 64.3% of revenues for the three months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues is primarily due to two factors. First, a larger percentage of units were sold under the terms of the new multiple distributor agreements which reflect transfer prices from CPS and thus have lower gross margins. Second, a change in sales mix from PET to PET/CT units which generally carry higher manufacturing costs also contributed to the increase in cost of revenues as a percentage of revenues.

      PETNET. Cost of revenues for the three months ended June 30, 2003 was $12.6 million, an increase of $2.3 million, or 22.3%, from $10.3 million for the three months ended June 30, 2002. The increase in cost of revenues was due primarily to an increase in sales volume. Cost of revenues for the three months ended June 30, 2003 decreased to 66.0% of revenues compared to 69.1% of revenues for the three months ended June 30, 2002. The decrease in cost of revenues as a percentage of revenues was due to higher utilization of production and distribution resources to support the increase in the volume of doses delivered.

      Detector Materials. Cost of revenues for the three months ended June 30, 2003 was $5.7 million, an increase of $0.9 million, or 18.8%, from $4.8 million for the three months ended June 30, 2002. Cost of revenues for the three months ended June 30, 2003 decreased to 40.7% of revenues as compared to 63.2% of revenues for the three months ended June 30, 2002. The decrease in cost of revenues as a percentage of revenues was due to the shift in sales mix from BGO to LSO detector materials as well as increasing efficiency and production improvements concurrent with the ramp up of manufacturing operations to meet the growing demand for LSO-based detector materials.

      CTI Services. Cost of revenues for the three months ended June 30, 2003 was $32.4 million, an increase of $15.1 million, or 87.3%, from $17.3 million for the three months ended June 30, 2002. Cost of revenues for the three months ended June 30, 2003 was 88.3% of revenues compared to 81.2% of revenues for the three months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues results from a shift in sales mix to direct distribution of PET scanners purchased from CPS. The percentage of CTI Services’ sales coming from the direct distribution of scanners purchased from CPS, which business carries a lower gross margin than sales of cyclotrons or service contracts, more than doubled in 2003 over 2002. In addition to the shift in sales mix to more direct sales, competitive pricing pressure drove a decrease in the average scanner sales price, collectively resulting in the increased cost of revenues as a percentage of revenues. We believe the increased competitive pricing is expected to continue through at least the first quarter of fiscal 2004.

      Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended June 30, 2003 were $32.7 million, an increase of $9.7 million, or 42.2%, from $23.0 million for the three months ended June 30, 2002. Cost of revenues eliminated for the three months ended June 30, 2003 were 33.0% of revenues compared to 33.3% of revenues for the three months ended June 30, 2002.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the three months ended June 30, 2003 were $11.8 million, an increase of $2.9 million, or 32.6%, from $8.9 million for the three months ended June 30, 2002. Selling, general and administrative expenses for the three months ended June 30, 2003 were 11.9% of revenues compared to 12.9% of revenues for the three months ended June 30, 2002.

      CPS. Selling, general and administrative expenses for the three months ended June 30, 2003 were $2.6 million, an increase of $0.5 million, or 23.8%, from $2.1 million for the three months ended June 30, 2002. Selling, general and administrative expenses for the three months ended June 30, 2003 were 4.1% of revenues compared to 4.3% of revenues for the three months ended June 30, 2002. The decrease was due to the impact of the new distribution arrangements implemented in connection with the new multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs shifted from CPS to its distributors.

      PETNET. Selling, general and administrative expenses for the three months ended June 30, 2003 were $3.4 million, an increase of $0.9 million, or 36.0%, from $2.5 million for the three months ended June 30, 2002. Selling, general, and administrative expenses for the three months ended June 30, 2003 were 17.8% of revenues compared to 16.8% of revenues for the three months ended June 30, 2002. The increase in selling, general and administrative expenses was due to increased marketing expenses to support a PET education program for referring physicians.

      Detector Materials. Selling, general and administrative expenses for the three months ended June 30, 2003 were $0.5 million, an increase of $0.2 million, or 66.7%, from $0.3 million for the three months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses were 3.6% of revenues for the three months ended June 30, 2003 compared to 3.9% for the three months ended June 30, 2002. The increase is primarily related to increased administrative expenses to support significant sales growth.

      CTI Services. Selling, general and administrative expenses for the three months ended June 30, 2003 were $5.4 million, an increase of $1.8 million, or 50.0% from $3.6 million for the three months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses for the three months ended June 30, 2003 were 14.7% compared to 16.9% for the three months ended June 30, 2002. A significant portion of this relative percentage decrease was related to an increase in revenues from the direct distribution of PET and PET/CT scanners purchased from CPS.

      Corporate and Other. Selling, general and administrative expenses not charged to other financial reporting segments for the three months ended June 30, 2003 were $(0.1) million, compared to $0.4 for the three months ended June 30, 2002.

Research and Development Expenses

      Research and development expenses for the three months ended June 30, 2003 were $7.3 million, an increase of $1.4 million, or 23.7%, from $5.9 million for the three months ended June 30, 2002. Research and development expenses for the three months ended June 30, 2003 were 7.4% of revenues compared to 8.6% for the three months ended June 30, 2002.

      CPS. Research and development expenses for the three months ended June 30, 2003 were $5.0 million, an increase of $0.9 million, or 22.0%, from $4.1 million for the three months ended June 30, 2002. Research and development expenses for the three months ended June 30, 2003 were 7.9% of revenues compared to 8.3% for the three months ended June 30, 2002. The relative percentage decrease resulted from the significant increase in revenues. CPS continues to invest in new scanner technology, which investments were primarily devoted to PET/CT and LSO scanner developments.

      PETNET. Research and development expenses for the three months ended June 30, 2003 were $1.3 million, an increase of $0.4 million, or 44.4%, from $0.9 million for the three months ended June 30, 2002. Research and development expenses for 2003 and 2002 were 6.8% and 6.0% of revenues, respectively. The increase was due to increased investment in radiopharmaceutical research and development, which resulted in the addition of personnel and consulting expenses. We expect research and development expenses in our PETNET segment to increase as a percentage of revenues as we pursue the development of new radiopharmaceuticals.

      Detector Materials. Research and development expenses for the three months ended June 30, 2003 were $0.1 million, a decrease of $0.1 million, or 50.0%, from $0.2 million for the three months ended June 30, 2002. Detector Materials continues to invest in LSO technology to support LSO scanner developments by CPS. Research and development expenses for the three months ended June 30, 2003 were 0.7% of revenues compared to 2.6% for the three months ended June 30, 2002. The relative percentage decrease resulted from the significant increase in revenues.

      CTI Services. Research and development expenses for the three months ended June 30, 2003 were $0.9 million, an increase of $0.2 million, or 28.6%, from $0.7 million for the three months ended June 30, 2002. Research and development expenses for the three months ended June 30, 2003 were 2.5% of revenues compared to 3.3% for the three months ended June 30, 2002. The relative percentage decrease primarily resulted from the significant increase in revenues.

Stock-based Compensation Expense

      Stock-based compensation expense for the three months ended June 30, 2003 was $0.5 million, a decrease of $3.0 million, or 85.7%, from $3.5 million for the three months ended June 30, 2002. Stock-based compensation expense for the three months ended June 30, 2003 was 0.5% of revenues compared to 5.1% for the three months ended June 30, 2002.

      CPS. No stock-based compensation expense was incurred for the three months ended June 30, 2003 and 2002.

      PETNET. Stock-based compensation expense for the three months ended June 30, 2003 was $0.1 million, compared to none for the three months ended June 30, 2002. Stock-based compensation expense for the three months ended June 30, 2003 was 0.5% of revenues.

      Detector Materials. No stock-based compensation expense was incurred for the three months ended June 30, 2003 and 2002.

      CTI Services. Stock-based compensation expense for the three months ended June 30, 2003 was $0.2 million, compared to none for the three months ended June 30, 2002. Stock-based compensation expense for the three months ended June 30, 2003 was 0.5% of revenues compared to none for the three months ended June 30, 2002.

      Corporate and Other. Stock-based compensation expense not charged to other financial reporting segments for the three months ended June 30, 2003 was $0.2 million, a decrease of $3.3 million, or 94.3%, from $3.5 million for the three months ended June 30, 2002. In 2002, stock-based compensation expense primarily included charges for vested options granted with exercise prices below the fair market value of our stock.

Income (Loss) from Operations

      Income from operations for the three months ended June 30, 2003 was $18.4 million, an increase of $8.8 million, or 91.7%, from $9.6 million for the three months ended June 30, 2002. Income from operations for the three months ended June 30, 2003 was 18.5% of revenues compared to 13.9% for the three months ended June 30, 2002.

      CPS. Income from operations for the three months ended June 30, 2003 was $12.7 million, an increase of $1.3 million, or 11.4%, from $11.4 million for the three months ended June 30, 2002. Income from operations for the three months ended June 30, 2003 was 20.0% of revenues compared to 23.1% for the three months ended June 30, 2002. This decrease in operating profit margins is primarily due to the lower transfer prices on units sold under the new multiple distribution agreements and higher manufacturing costs of PET/CT scanners during the three months ended June 30, 2003.

      PETNET. Income from operations for the three months ended June 30, 2003 was $1.7 million, an increase of $0.5 million, or 41.7%, from $1.2 million for the three months ended June 30, 2002. Income from operations for the three months ended June 30, 2003 was 8.9% of revenues, compared to 8.1% of revenues for the three months ended June 30, 2002. The increase in operating margins is primarily the result of an increase in gross profit margins.

      Detector Materials. Income from operations for the three months ended June 30, 2003 was $7.7 million, an increase of $5.4 million, or 234.8%, from $2.3 million for the three months ended June 30, 2002. Income from operations for the three months ended June 30, 2003 was 55.0% of revenues compared to 30.3% for the three months ended June 30, 2002. The increase in the operating margin was primarily attributable to increases in gross profit margins.

      CTI Services. Loss from operations for the three months ended June 30, 2003 was $2.2 million, an increase of $1.9 million, or 633.3%, from a loss of $0.3 million for the three months ended June 30, 2002. Loss from operations for the three months ended June 30, 2003 was 6.0% of revenues compared to 1.4% for the three months ended June 30, 2002. The loss from operations for the three months ended June 30, 2003 was partially due to developing our business as a direct distributor of PET and PET/CT scanners. Additionally, competitive pricing pressure drove a decrease in the average scanner sales price, collectively resulting in the increased cost of revenues as a percentage of revenues.

      Corporate and Other. Loss from operations for the three months ended June 30, 2003 was $1.5 million, a decrease of $3.5 million, or 70.0%, from the $5.0 million for the three months ended June 30, 2002. The decrease in the operating loss primarily resulted from the decrease in stock-based compensation expenses.

Interest Expense, Net

      Interest expense for the three months ended June 30, 2003 was $0.2 million, a decrease of $1.0 million, or 83.3%, from $1.2 million for the three months ended June 30, 2002, resulting from substantial long-term debt repayments and an increase in cash equivalents and marketable securities investments after our initial public offering in June 2002.

Provision for Income Taxes

      The income tax provision for the three months ended June 30, 2003 was $7.1 million, an increase of $2.9 million, or 69.0%, from $4.2 million for the three months ended June 30, 2002. The effective tax rate for the three month period ended June 30, 2003 was 38.2%, a decrease of 10.5% from 48.7% for the three months ended June 30, 2002. The decrease in the effective rate was due to income before taxes and minority interest for the three months ended June 30, 2002 including substantial stock-based compensation and warrant liability mark to market charges which are not tax deductible.

Minority Interests

      The minority interest expense for the three months ended June 30, 2003 was $4.1 million an increase of $0.4 million, or 10.8% from $3.7 million for the three months ended June 30, 2002. The increase is due to the increase in the net income of CPS.

Nine Months Ended June 30, 2003 Compared to Nine Months Ended June 30, 2002

Revenues

      Revenues for the nine months ended June 30, 2003 were $241.7 million, an increase of $69.9 million, or 40.7%, from $171.8 million for the nine months ended June 30, 2002.

      CPS. Revenues for the nine months ended June 30, 2003 were $150.8 million, an increase of $30.3 million, or 25.1%, from $120.5 million for the nine months ended June 30, 2002. The increase in revenues was driven primarily by an increase in unit sales of scanners from 91 units in 2002 to 117 units in 2003. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the new multiple distributor arrangements, whereby CPS now recognizes revenue in an amount equal to the transfer price to the distributors and has ceased paying fees to distributors to cover their selling, marketing, and distribution costs. Intersegment revenues accounted for 22.6% and 15.7% of total CPS revenues for the nine months ended June 30, 2003 and 2002, respectively. The increase in intersegment revenues resulted from increased sales to CTI Services under the new multiple distributor arrangements.

      PETNET. Revenues for the nine months ended June 30, 2003 were $52.4 million, an increase of $11.9 million, or 29.4%, from $40.5 million for the nine months ended June 30, 2002. The increase in revenue was due to the growth of dose shipments driven by the continued increase in PET utilization as well as the opening of new PETNET radiopharmacies. PETNET delivered approximately 57.8% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002. The increase in revenues resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose. Intersegment revenues are not significant for PETNET.

      Detector Materials. Revenues for the nine months ended June 30, 2003 were $42.3 million, an increase of $24.1 million, or 132.4%, from $18.2 million for the nine months ended June 30, 2002. The growth in revenues was primarily due to growth in intercompany sales of LSO detector material to CPS in conjunction with the increased shipment volume of LSO-based scanners. Intersegment sales accounted for 94.2% and 95.8% of total detector materials revenues for the nine months ended June 30, 2003 and 2002, respectively.

      CTI Services. Revenues for the nine months ended June 30, 2003 were $80.1 million, an increase of $39.3 million, or 96.3%, from $40.8 million for the nine months ended June 30, 2002. The increase in revenues was primarily due to an increase in direct distribution sales of PET and PET/CT scanners by CTI, purchased from CPS. Intersegment revenues accounted for 12.6% and 28.4% of total CTI Services revenues for the nine months ended June 30, 2003 and 2002, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third-party sales of PET and PET/CT scanners under CTI Services’ direct distribution efforts. In addition to the shift in sales mix at CTI Services, competitive pricing pressure drove a decrease in the average scanner sales price collectively resulting in the increased cost of revenues as a percentage of revenues. We believe the increased competitive pricing is expected to continue through at least the first quarter of fiscal 2004.

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the nine months ended June 30, 2003 were $83.9 million, an increase of $35.7 million, or 74.1%, from $48.2 million for the nine months ended June 30, 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET and PET/CT scanners to CTI Services from CPS.

Cost of Revenues

      Cost of revenues for the nine months ended June 30, 2003 was $143.2 million, an increase of $41.1 million, or 40.3%, from $102.1 million for the nine months ended June 30, 2002. Cost of revenues for the nine months ended June 30, 2003 was 59.2% of revenues compared to 59.4% for the nine months ended June 30, 2002.

      CPS. Cost of revenues for the nine months ended June 30, 2003 was $99.5 million, an increase of $24.8 million, or 33.2%, from $74.7 million for the nine months ended June 30, 2002. Cost of revenues for the nine months ended June 30, 2003 increased to 66.0% of revenues compared to 62.0% of revenues for the nine months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues is primarily due to two factors. First, a larger percentage of units were sold under the new multiple distributor agreements that reflect transfer prices on sales from CPS and thus have lower gross margins. Second, a change in sales mix from PET to PET/CT units which generally carry higher manufacturing costs also contributed to the increase in cost of revenues as a percentage of revenues.

      PETNET. Cost of revenues for the nine months ended June 30, 2003 was $36.0 million, an increase of $5.4 million, or 17.6%, from $30.6 million for the nine months ended June 30, 2002. The increase in cost of revenues was due primarily to an increase in sales volume. Cost of revenues for the nine months ended June 30, 2003 decreased to 68.7% of revenues compared to 75.6% of revenues for the nine months ended June 30, 2002. The decrease in cost of revenues as a percentage of revenues was due to higher utilization of production and distribution resources to support the increase in the volume of doses delivered.

      Detector Materials. Cost of revenues for the nine months ended June 30, 2003 was $22.5 million, an increase of $11.0 million, or 95.7%, from $11.5 million for the nine months ended June 30, 2002. Cost of revenues for the nine months ended June 30, 2003 decreased to 53.2% of revenues as compared to 63.2% of revenues for the nine months ended June 30, 2002. The decrease in cost of revenues as a percentage of revenues was due to the shift in sales mix from BGO to LSO detector materials as well as increasing efficiency and improved manufacturing processes concurrent with the ramp up of manufacturing operations to meet the growing demand for LSO based detector materials.

      CTI Services. Cost of revenues for the nine months ended June 30, 2003 was $67.1 million, an increase of $35.5 million, or 112.3%, from $31.6 million for the nine months ended June 30, 2002. Cost of revenues for the nine months ended June 30, 2003 was 83.8% of revenues compared to 77.4% of revenues for the nine months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues results from a shift in sales mix to direct distribution of PET and PET/CT scanners purchased from CPS. The percentage of CTI Services’ sales coming from the direct distribution of PET and PET/CT scanners purchased from CPS, which business carries a lower gross margin than cyclotrons or service contracts, increased in 2003 over 2002.

      Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the nine months ended June 30, 2003 were $81.9 million, an increase of $35.6 million, or 76.9%, from $46.3 million for the nine months ended June 30, 2002. Cost of revenues eliminated for the nine months ended June 30, 2003 were 33.9% of revenues compared to 26.9% of revenues for the nine months ended June 30, 2002. The increase in intercompany eliminations as a percentage of revenues primarily results from the increase in sales from CPS to CTI Services for direct distribution of scanners and from the increase in sales from Detector Materials to CPS to support significant growth in LSO based scanners.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the nine months ended June 30, 2003 were $36.4 million, an increase of $11.8 million, or 48.0%, from $24.6 million for the nine months ended June 30, 2002. Selling, general and administrative expenses for the nine months ended June 30, 2003 were 15.1% of revenues compared to 14.3% of revenues for the nine months ended June 30, 2002.

      CPS. Selling, general and administrative expenses for the nine months ended June 30, 2003 were $7.7 million, an increase of $0.1 million, or 1.3%, from $7.6 million for the nine months ended June 30, 2002. Selling, general and administrative expenses for the nine months ended June 30, 2003 were 5.1% of revenues compared to 6.3% of revenues for the nine months ended June 30, 2002. The decrease was due to the impact of the new distribution arrangements implemented in connection with the new multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs shifted from CPS to its distributors.

      PETNET. Selling, general and administrative expenses for the nine months ended June 30, 2003 were $11.1 million, an increase of $4.1 million, or 58.6%, from $7.0 million for the nine months ended June 30, 2002. Selling, general, and administrative expenses for the nine months ended June 30, 2003 were 21.2% of revenues compared to 17.3% of revenues for the nine months ended June 30, 2002. The increase in selling, general and administrative expenses was due to the addition of sales and marketing personnel during the third quarter of fiscal year 2002. PETNET also incurred increased marketing expenses to support a PET education program for referring physicians.

      Detector Materials. Selling, general and administrative expenses for the nine months ended June 30, 2003 were $1.8 million, an increase of $1.1 million, or 157.1%, from $0.7 million for the nine months ended June 30, 2002. The increase was due to increased administrative expenses to support significant sales growth. As a percentage of revenues, selling, general and administrative expenses were 4.3% and 3.8% for the nine months ended June 30, 2003 and 2002, respectively.

      CTI Services. Selling, general and administrative expenses for the nine months ended June 30, 2003 were $15.8 million, an increase of $7.0 million, or 79.5%, from $8.8 million for the nine months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses for the nine months ended June 30, 2003 were 19.7% compared to 21.6% for the nine months ended June 30, 2002. A significant portion of this decrease was related to an increase in revenues due to an increase in direct distribution sales of PET and PET/CT scanners purchased from CPS.

      Corporate and Other. No selling, general and administrative expenses were incurred for the nine months ended June 30, 2003, compared to $0.5 million for the nine months ended June 30, 2002.

Research and Development Expenses

      Research and development expenses for the nine months ended June 30, 2003 were $21.4 million, an increase of $6.1 million, or 39.9%, from $15.3 million for the nine months ended June 30, 2002. Research and development expenses for the nine months ended June 30, 2003 and 2002 were 8.9% of revenues.

      CPS. Research and development expenses for the nine months ended June 30, 2003 were $14.1 million, an increase of $3.4 million, or 31.8% from $10.7 million for the nine months ended June 30, 2002. Research and development expenses for the nine months ended June 30, 2003 were 9.4% of revenues compared to 8.9% for the nine months ended June 30, 2002. The increase resulted from additional investments in new scanner technology, which investments were primarily devoted to PET/CT and LSO scanner developments.

      PETNET. Research and development expenses for the nine months ended June 30, 2003 were $4.1 million, an increase of $2.1 million, or 105.0%, from $2.0 million for the nine months ended June 30, 2002. Research and development expenses for the nine months ended June 30, 2003 were 7.8% of revenues compared to 4.9% of revenues for the nine months ended June 30, 2002. The increase was due to increased investment in radiopharmaceutical research and development, which resulted in the addition of personnel and consulting expenses. We expect research and development expenses in our PETNET segment to increase as a percentage of revenues as we pursue the development of new radiopharmaceuticals.

      Detector Materials. Research and development expenses for the nine months ended June 30, 2003 and 2002 were $0.6. Detector Materials continues to invest in LSO technology to support LSO scanner developments by CPS. Research and development expenses for the nine months ended June 30, 2003 were 1.4% of revenues compared to 3.3% for the nine months ended June 30, 2002. The relative percentage decrease primarily resulted from the significant increase in LSO detector material revenues.

      CTI Services. Research and development expenses for the nine months ended June 30, 2003 were $2.6 million, an increase of $0.6 million, or 30.0%, from $2.0 million for the nine months ended June 30, 2002. Research and development expenses for the nine months ended June 30, 2003 were 3.3% of revenues compared to 4.9% for the nine months ended June 30, 2002. The relative percentage decrease primarily resulted from the significant increase in direct distribution revenues.

Stock-based Compensation Expense

      Stock-based compensation expense for the nine months ended June 30, 2003 was $1.4 million, a decrease of $10.3 million, or 88.0%, from $11.7 million for the nine months ended June 30, 2002. Stock-based compensation expense for the nine months ended June 30, 2003 was 0.6% of revenues compared to 6.8% for the nine months ended June 30, 2002.

      CPS. Stock-based compensation expense for the nine months ended June 30, 2003 was $0.2 million, compared to none for the nine months ended June 30, 2002. Stock-based compensation expense for the nine months ended June 30, 2003 was 0.1% of revenues.

      PETNET. Stock-based compensation expense for the nine months ended June 30, 2003 was $0.2 million, compared to none for the nine months ended June 30, 2002. Stock-based compensation expense for the nine months ended June 30, 2003 was 0.4% of revenues.

      Detector Materials. No stock-based compensation expense was incurred for the nine months ended June 30, 2003 and 2002.

      CTI Services. Stock-based compensation expense for the nine months ended June 30, 2003 was $0.5 million, compared to none for the nine months ended June 30, 2002. Stock-based compensation expense for the nine months ended June 30, 2003 was 0.6% of revenues compared to none for the nine months ended June 30, 2002.

      Corporate and Other. Stock-based compensation expense not charged to other financial reporting segments for the nine months ended June 30, 2003 was $0.5 million, a decrease of $11.2 million, or 95.7%, from $11.7 million for the nine months ended June 30, 2002. In 2002, stock-based compensation expense primarily included charges for vested options granted with exercise prices below the fair market value of our stock.

Income (Loss) from Operations

      Income from operations for the nine months ended June 30, 2003 was $39.3 million, an increase of $21.2 million, or 117.1%, from $18.1 million for the nine months ended June 30, 2002. Income from operations for the nine months ended June 30, 2003 was 16.3% of revenues compared to 10.5% for the nine months ended June 30, 2002.

      CPS. Income from operations for the nine months ended June 30, 2003 was $29.3 million, an increase of $1.8 million, or 6.5%, from $27.5 million for the nine months ended June 30, 2002. Income from operations for the nine months ended June 30, 2003 was 19.4% of revenues compared to 22.8% for the nine months ended June 30, 2002. This decrease in operating profit margins is primarily due to the lower transfer prices on units sold under the new multiple distribution agreements and higher manufacturing costs of PET/CT scanners during the nine months ended June 30, 2003.

      PETNET. Income from operations for the nine months ended June 30, 2003 was $1.0 million, an increase of $0.1 million, or 11.1%, from $0.9 million for the nine months ended June 30, 2002. Income from operations for the nine months ended June 30, 2003 was 1.9% of revenues, compared to 2.2% of revenues for the nine months ended June 30, 2002, resulting primarily from increases in operating expenses.

      Detector Materials. Income from operations for the nine months ended June 30, 2003 was $17.4 million, an increase of $12.0 million, or 222.2%, from $5.4 million for the nine months ended June 30, 2002. The increase was primarily the result of growth in intercompany sales of LSO detector materials, which yield higher gross margins than BGO detector materials, to CPS to support the increased shipment volume of LSO based scanners. Income from operations for the nine months ended June 30, 2003 was 41.1% of revenues compared to 29.7% for the nine months ended June 30, 2002.

      CTI Services. Loss from operations for the nine months ended June 30, 2003 was $5.9 million, an increase of $4.3 million, or 268.7%, from $1.6 million for the nine months ended June 30, 2002. The loss from operations for the nine months ended June 30, 2003 was primarily due to investments to expand our business as a direct distributor of PET and PET/CT scanners and the increase of sales and marketing expenses in advance of scanner sales due to established sales cycles. Loss from operations for the nine months ended June 30, 2003 was 7.4% of revenues compared to 3.9% for the nine months ended June 30, 2002.

      Corporate and Other. Loss from operations for the nine months ended June 30, 2003 was $2.5 million, a decrease of $11.6 million, or 82.3%, from a loss from operations of $14.1 million for the nine months ended June 30, 2002. The decrease in the operating loss was primarily due to the decrease in stock-based compensation expense.

Interest Expense, Net

      Interest expense for the nine months ended June 30, 2003 was $0.5 million, a decrease of $3.0 million, or 85.7%, from $3.5 million for the nine months ended June 30, 2002, resulting from substantial long-term debt repayments and an increase in cash equivalents and marketable securities investments after our initial public offering in June 2002.

Provision for Income Taxes

      The income tax provision for the nine months ended June 30, 2003 was $15.2 million an increase of $6.4 million, or 72.7%, from $8.8 million for the nine months ended June 30, 2002. The effective tax rate for the nine month period ended June 30, 2003 was 38.1%, a decrease of 100.5% from 138.6% for the three months ended June 30, 2002. The decrease in the effective rate is due to income before taxes and minority interest for the nine months ended June 30, 2002 including substantial stock-based compensation and warrant liability mark to market charges which are not tax deductible.

Minority Interests

      The minority interest expense for the nine months ended June 30, 2003 was $9.4 million an increase of $0.8 million, or 9.3% from $8.6 million for the nine months ended June 30, 2002. The increase is due to the increase in the net income of CPS.

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

      Our working capital and capital expenditure needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2002 to June 30, 2003, our inventories increased from $69.3 million to $78.0 million and our total accounts receivable increased from $73.7 million to $88.9 million, both due to the seasonal nature of our business. Our property and equipment (net) increased from $77.7 million to $99.8 million. Total customer advances decreased from $17.7 million to $9.5 million. The decrease in customer advances was partially because we no longer require customer advances from Siemens in the new distribution agreement. Also, upon completion of installation and receipt of customer acceptances during the third quarter of fiscal year 2003 customer advances were relieved and sales were recognized on two international cyclotrons shipped in prior years. In addition, long-term debt and capital lease obligations decreased from $26.7 million to $19.5 million due to the repayment of the construction loan.

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

      The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of June 30, 2003 no balance was outstanding under the credit agreement.

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

      Historically we have used capital leases to finance PETNET cyclotrons and detector material equipment, and we financed the amounts of $0.7 million and $7.9 million for the nine months ended June 30, 2003 and 2002, respectively. In September 2002, PETNET repaid $14.5 million of outstanding capital lease obligations, which had interest rates higher than our current incremental borrowing rate, to reduce our cost of capital.

      The Company guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $0.9 million (unaudited) at June 30, 2003. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collaterized by any assets, and are without recourse. Subsequent to June 30, 2003 the Company committed to guarantee approximately $6.0 million of debt related to a radiopharmacy project in Germany. In the event a claim is made under this guarantee, the Company through its subsidiary PETNET, has the option to acquire the facility and all customer contracts.

      We anticipate that our current cash and cash equivalents balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our currently anticipated future operating expenses, capital expenditures and debt service obligations as they come due.

Cash Flows

Nine months ended June 30, 2003 compared to nine months ended June 30, 2002

      Net cash provided by operating activities was $9.1 million and $7.0 million for the nine months ended June 30, 2003 and 2002, respectively. The increase in net cash provided by operating activities was primarily due to an increase in operating income, which was offset by growth in new working capital deployed.

      Net cash used in investing activities during the nine months ended June 30, 2003 and 2002 was $19.2 million and $22.4 million, respectively. In 2003 investing activities consisted primarily of our facility expansion and PETNET radiopharmacy expansion. In 2002 investing activities consisted primarily of increases in detector material equipment and increases in other assets used in the detector material production process.

      Net cash used by financing activities during the nine months ended June 30, 2003 was $1.9 million compared to net cash provided by financing activities of $156.2 for the nine months ended June 30, 2002. In 2002, cash provided came from net proceeds raised from our initial public offering. In 2003, cash was used to repay the construction loan.

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

Revenue Recognition

      We record revenues and related cost of revenues from sales of products and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, contract price is fixed or determinable, and collectibility is reasonably assured. We derive our revenues primarily from sales of PET scanners, detector materials and cyclotron systems, distribution of radiopharmaceuticals and provision of services on equipment sold. Revenues derived from sales of scanners and detector materials are recognized upon shipment when all other revenue recognition criteria have been met. Revenues derived from installing scanners and associated training are deferred and recognized when installation and training are complete. All revenues from cyclotron systems sales are recognized upon installation and acceptance. Installation is deemed essential to the functionality of cyclotrons. Significant judgment is involved in determining whether or not installation services are essential to the functionality of the scanning equipment and cyclotrons. The timing of revenue recognition in our financial statements would vary if our determinations of whether installation is deemed essential to functionality were different. In November 2002, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is in the process of determining whether its revenue recognition for cyclotrons will change under this new guidance. The Company could potentially separate equipment from installation services and then recognize revenue for equipment upon shipment and for installation as services are performed.

      Revenues derived from distribution of radiopharmaceuticals are recognized upon delivery of products. Equipment maintenance service contracts are typically three or more years in duration and related revenues are recognized ratably over the respective contract periods as the services are performed.

Valuation of Goodwill

      On October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to perform an initial impairment review of our goodwill at that date and will require us to perform impairment reviews thereafter, at least once annually. The transitional impairment test requires us to: (1) identify our reporting units; (2) determine the carrying value of each reporting unit by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units; and (3) determine the fair value of each reporting unit. We conducted the transitional impairment test and it did not result in any impairment charges. While we will no longer record monthly amortization expense for goodwill, future events and changes in circumstances may require us to record an impairment charge in any given period. The Company will be performing the annual impairment test during the fourth quarter of fiscal 2003.

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

      We own a majority interest in CPS. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by majority board vote. Under the terms of an agreement between Siemens and us, the board of directors of CPS consists of two directors selected by CTI, two directors selected by Siemens and a fifth director selected by Siemens from a list of persons provided by CTI. We believe that this provides us with the ability to control board decisions regarding the daily operations of CPS. Accordingly, CPS is consolidated in our financial statements. If we did not consolidate CPS, our revenues would decrease by $72.8 million (unaudited) and $79.4 million (unaudited) for the nine months ended June 30 2003 and 2002, respectively. However, net income would remain unchanged.

      PETNET owns 90% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, PETNET has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements. PETNET accounted for its Houston joint venture under the equity method in the 2002 financial statements in accordance with EITF 96-16. In March 2003, an amendment to the joint venture agreement was adopted, which removed the participating rights of the minority partner. PETNET is now deemed to have control over the significant operating decisions of the joint venture and the entity is consolidated in the Company’s financial statements effective March 1, 2003.

      In cases where the minority stockholder is deemed to have significant “veto rights” or has equal representation on the board, we account for these investments using the equity method, as we do not have control over significant operating decisions. We have invested in four radiopharmacies that are accounted for under the equity method.

Recent Accounting Pronouncements

Asset Retirement

      In August 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires, among other things, that the retirement obligations be recognized when they are incurred and displayed as liabilities on the balance sheet. In addition, the asset’s retirement costs are to be capitalized as part of the asset’s carrying amount and subsequently recorded to expense over the asset’s useful life. The Company adopted SFAS 143 during the first quarter of fiscal year 2003 and this adoption had no significant impact on the Company’s financial statements.

Accounting for Impairment

      In October 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This Statement develops one accounting model for long-lived assets that are to be disposed of by sale, as well as addressing the principal implementation issues. The Company adopted SFAS 144 in the first quarter of fiscal year 2003 and this adoption had no impact on the Company’s financial statements.

Sale-Leaseback Transactions

      In April 2002 FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for transactions occurring after May 15, 2002 and fiscal nine months beginning after May 15, 2002. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will require CTI to reclassify the loss on early extinguishments of debt, previously recorded as extraordinary during the fourth quarter of fiscal year 2002, to other (income) expense in the Company’s future comparative financial statements.

Costs Associated with Exit or Disposal Activities

      In June 2002, the FASB issued SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS 146 addresses financial accounting and reporting for the costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS 146 had no significant impact on the Company’s financial statements.

Accounting for Revenue Arrangements with Multiple Deliverables

      In November 2002, the FASB reached a consensus on Emerging Issues Task Force Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one earnings process and, if it does, how to divide the arrangement into separate units of accounting consistent with the identified earning processes for revenue recognition purposes. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The Company is in the process of determining whether its revenue recognition for cyclotrons will change under this new guidance. The Company could potentially separate equipment from installation services and then recognize revenue for equipment upon shipment and for installation as services are performed.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      On November 25, 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, Accounting for Contingencies (SFAS 5), relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with a separately identified premium and guarantees issued without a separately identified premium. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company adopted the disclosure requirements of FIN 45 in the Company’s financial statements. Additional information about guarantees has been disclosed in the notes to the Company’s June 30, 2003 financial statements.

Consolidation of Variable Interest Entities

      On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is assessing the impact of FIN 46, but does not believe any of its unconsolidated investees and joint ventures qualify as variable interest entities.

Accounting for Stock-Based Compensation

      On December 31, 2002 the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of SFAS 148 will not have a significant impact on the Company’s financial statements. As now required by SFAS 148 additional information about stock options has been presented in the stock-based compensation accounting policy disclosure in the Company’s June 30, 2003 financial statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This Statement amends SFAS 133 for decisions made as part of the Derivative Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Also, the provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal years that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition provisions of this statement related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The adoption of SFAS 149 should not have a significant impact on the Company’s financial statements.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of SFAS 150 should not have a significant impact on the Company’s financial statements.

Determining Whether an Arrangement Contains a Lease

      In May 2003, the FASB reached a consensus on EITF Issue 01-8 (the Issue), Determining Whether an Arrangement Contains a Lease. The guidance in this Issue is effective for all arrangements agreed or committed to, or modified after the beginning of the next fiscal quarter beginning after May 28, 2003. The Issue addresses whether or not an arrangement contains a lease that is within the scope of SFAS 13, Accounting for Leases. Depending on the facts and circumstances and the classification of the lease, the seller or supplier may be required to record rental income instead of sales for a portion of the consideration received and the purchaser may be required to record both an asset under capital lease and a corresponding debt obligation. The Company is evaluating the effect of this Issue on its financial statements.

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

      Medicare reimbursement rates are established by the U.S. Department for Health and Human Services’ Centers for Medicare and Medicaid Services (CMS), the government agency that administers Medicare and Medicaid. From time to time, CMS adjusts the reimbursement rates for medical procedures to reflect the costs incurred by health care providers to perform the procedures. In connection with one of these routine adjustments, CMS recently proposed to slightly increase the reimbursement rates for the use of a PET scanner and administration of FDG. In the future, Medicare reimbursement rates for these and other PET applications may be subject to reevaluation by CMS and could be subject to further adjustments.

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

      For the three months and nine-month periods ended June 30, 2003 and 2002, approximately 44.6% and 53.5%, and 48.3% and 59.2% respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of June 30, 2003, the cumulative total number of units sold by CPS under this agreement was 633. By the end of fiscal year 2003 CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the option to be exercisable. After 2002 the cumulative unit sales requirement increases by 74 units each year thereafter. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

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

      The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of June 30, 2003, approximately 34.6% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

      Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens and Hitachi Medical Systems America. For example, for the three months and nine month periods ended June 30, 2003, sales through Siemens constituted 36.5% and 40.8%, respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or commit the necessary resources to effectively market and sell, our scanner products. In our role as a direct distributor of our scanner products, we have entered into sub-distribution agreements with third parties to distribute our scanners outside of the U.S. If these sub-distributors fail to successfully distribute scanners outside of the U.S., or if we are unable to expand our direct distribution network, we may be unable to compete effectively in foreign markets.

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

      Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

•	properly identify customer needs;

•	prove feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	limit the timing and cost of regulatory approvals;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	manage customer acceptance and payment for products;

•	limit customer demands for retrofits of both new and old products; and

•	anticipate and compete successfully with competitors’ efforts. 41

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

      We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of June 30, 2003 we have 28 issued U.S. patents and 27 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

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

      Substantial intellectual property litigation and threats of litigation exist in our industry. We expect that molecular imaging products may become increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products increases. Educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have the following negative consequences:

•	costly litigation and damage awards;

•	diversion of management attention and resources; 42

•	product shipment delays or suspensions; and

•	the need to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

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

      Our scanner products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive clearance from the U.S. Food and Drug Administration (FDA), which is referred to as 510(k) clearance, which can be a lengthy and expensive process. The FDA’s 510(k) clearance process for our devices usually takes four to twelve months from the date the application is submitted, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We expect that our scanner products currently under development will require 510(k) clearance. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining clearance or the revocation of existing clearances could adversely affect our revenues and profitability.

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

      In many foreign countries in which we market our scanner products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive, or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations.

      The FDA and similar governmental authorities in other countries have the authority to require the recall or related remedies of our scanner products in the event of material deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design defects. Any recall of product would divert management and financial resources and harm our reputation with customers.

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

      Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials. The storage, use, and disposal of these materials presents radiation risk, the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Outside of the U.S. we are also subject to radiation regulations that vary from country to country and sometimes vary within a given country. Although we believe that our safety procedures for storing, handling and disposing of these radioactive materials comply in all material respects with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. Although we currently maintain insurance coverage for these risks, in the event of an accident, we could be held liable for any damages that exceed the limits or fall outside the coverage of our insurance. We may not be able to continue maintaining insurance against these risks on acceptable terms, or at all. We could incur significant costs and diversion of management attention in order to comply with current or future regulations governing radioactive material.

Our business involves the controlled use of chemicals, and potential mechanical and electrical hazards subject us to regulation and potential liabilities for injuries or violations of laws related to environmental, health, and safety issues.

      Our radiopharmaceutical and detector business require the use of chemicals, and the potential electrical and mechanical hazards present in the scanner, cyclotron, detector, and our CTI Services businesses are susceptible to material or equipment failure, or operator error, resulting in potential occupational injury or accidental environmental releases. Although we believe that our safety procedures for handling and disposing of chemicals and handling of equipment and materials comply in all material respects with applicable federal and state standards, there will always be a risk of accidental contamination or injury. Although we currently maintain insurance coverage for these risks, in the event of an accident, we could be held liable for any damages that exceed coverage limits or fall outside such coverage limits. We may not be able to continue maintaining insurance against these risks on acceptable terms, or at all.

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

      Our revenues and operating results have varied from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our operating results to fluctuate significantly from quarter to quarter:

•	the budget cycles of our customers;

•	the availability of financing to our customers;

•	the size and timing of specific sales and any collection delays or defaults related to those sales;

•	changes in the relative contribution to our revenue from our various products;

•	the seasonality of capital equipment sales, with the fourth fiscal quarter traditionally being the highest;

•	product and price competition;

•	the timing, market acceptance and development costs of new product introductions and product enhancements by us or our competitors;

•	the length of our sales cycle;

•	the timing of hiring and the timing of incentive compensation for our sales and marketing personnel;

•	a downturn in general economic conditions; and

•	the loss of key sales personnel or distributors.

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

We have a relationship with DVI Financial Services, Inc., a subsidiary of DVI, Inc. (DVI), a third party financing entity that has been providing financing directly to some of our customers who purchased products directly from us, and has been purchasing products directly from us then leasing and/or selling the products to our end-user customers. On August 13, 2003, DVI announced its intent to file for Chapter 11 bankruptcy protection. We have received purchase orders from DVI for three scanners that we shipped during the third quarter of 2003. The aggregate outstanding balance owed to us in connection with these three shipments is approximately $3 million. We are seeking to find replacement financing for these customers; however, a bankruptcy court filing by DVI could impair the customers’ ability to readily obtain alternative financing. If our customers are unable to secure alternative financing and if DVI does not pay us in the amounts due under these purchase orders, such failure could negatively affect our cash flows and could have a material adverse effect on our business.

     We also have financing relationships with DVI with respect to four additional scanner sales. Since these orders have not been shipped, we believe that it is less likely that a bankruptcy court filing by DVI will impair the ability of these customers to secure alternative financing; however, given the uncertainties inherent in the bankruptcy process, we can provide no assurance that alternative financing will be available.

We are subject to risks associated with international operations.

      We conduct business globally. International sales accounted for approximately 23.6% and 21.5%, and 24.7% and 24.9%, respectively, of sales in the three months and nine months periods ended June 30, 2003 and 2002, respectively. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

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

      Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 38.7% of our common stock as of June 30, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

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

Our stock price may be volatile.

      The market price for the common stock may fluctuate and may be affected by a number of factors, including: (a) volume and timing of orders for our products; (b) our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis; (c) the announcement of new products or product enhancements by us or our competitors; (d) announcements of technological or medical innovations in the monitoring or treatment of diabetes; (e) product liability claims or other litigation; (f) quarterly variations in our or our competitors’ results of operations; (g) changes in governmental regulations or in the status of our regulatory approvals or applications; (h) changes in the availability of third-party reimbursement in the United States or other countries; (i) changes in earnings estimates or recommendations by securities analysts; and (j) general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds, mortgage loan and a building construction loan. These borrowings bear interest at variable rates. Based on our outstanding borrowings during the period ended June 30, 2003, a hypothetical 1.0% increase in interest rates would have increased our interest expense by less than $0.1 million and would have decreased our cash flow for the quarter from operations by less than $0.1 million.

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

      As of June 30, 2003 we had cash and cash equivalents of $73.5 million which consisted of highly liquid money market instruments with maturities less than 90 days, and $0.8 million of marketable securities with maturities greater than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Foreign Currency Exchange Risk

      International revenues from the Company’s foreign direct sales and distributor sales comprised 23.6% and 24.7%, respectively, of total revenues for the three months and nine month periods ended June 30, 2003. The Company experienced an immaterial amount of transaction gains and losses for the three months ended June 30, 2003. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its German subsidiary are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the nine months ended June 30, 2003 was not material.

Equity Security Price Risk

      We do not have any investments in marketable equity securities. Therefore, we do not currently have any direct equity price risk.

ITEM 4. Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

      On November 21, 2002, General Electric Company filed an action against us and a former General Electric employee now employed by us, in the District Court of Johnson County, Kansas, civil case no. 02-CV-07947. The complaint charges us, and our employee, with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to us or our employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. We have denied liability and intend to vigorously defend this suit; however, given the circumstances inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

      On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by us in the United States District Court, Eastern District of Wisconsin, civil case no.02-C-929. The complaint alleges threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. We have not been named as defendant in that action. The defendants have answered the complaint, and have denied liability. On June 13, 2003, General Electric filed a motion requesting leave moved for an order of the court to dismiss the present action without prejudice, has alleged that it intends to refile the complaint in a different jurisdiction and has requested leave to add further, new defendants. The defendants are vigorously opposing this motion and have requested the court to require any dismissal to be with prejudice.

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

ITEM 2. Changes in Securities and Use of Proceeds

a)	Modification of Constituent Instruments: None

b)	Modification of Stockholder’s Rights: None

c)	Sales of Unregistered Securities: None

d)	Use of Proceeds: The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16,043, was approximately $171,387. As of June 30, 2003, $10,215 of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $343 of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, and approximately $62,000 of the net offering proceeds had been used to decrease our outstanding balance under our credit facility and approximately $14,503 had been used to extinguish capital lease obligations. In addition, $7,900 was used to repay our construction loan. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

ITEM 3. Defaults Upon Senior Securities

      None

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 5. Other Information

      On April 18, 2003, Frederick W. Eubank II resigned as a member of our Company’s board of directors. Effective May 1, 2003, our Company expanded its board of directors from seven to nine, and Roy Doumani and Dr. James R. Heath were elected as Class I and Class III directors to the board of directors to serve until the annual meetings of shareholders in 2006 and 2005, respectively. Both Mr. Doumani and Dr. Heath meet the definition of independent director under Nasdaq Stock Market rules, and Mr. Doumani was elected to serve as chair of the Compensation Committee. The Compensation Committee is currently comprised of Mr. Doumani and William W. McInnes. On May 13, 2003, Hamilton Jordan was elected as a Class II director to fill the remaining vacancy and to serve until the annual meeting of shareholders in 2004 and the board elected Messrs. McInnes and Doumani and Dr. Heath to comprise the Audit Committee, with Mr. McInnes to serve as chair.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification pursuant to Rule 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

     (b) Reports on Form 8-K

     During the period covered by this Quarterly Report on Form 10-Q, the Company filed one (1) Current Report on Form 8-K dated May 7, 2003, and furnished to the SEC on May 7, 2003, reporting the issuance of a press release reporting the Company’s second quarter 2003 operating results (no financial information required).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.

/s/ David N. Gill David N. Gill Chief Financial Officer and Senior Vice President (Principal Accounting Officer)

August 14, 2003

EXHIBIT INDEX

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.