Form 10-K
period 2003-09-30
CTI MOLECULAR IMAGING INC
filed 2003-12-23
CIK 1129552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-49867

CTI Molecular Imaging, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1377363
(State of Incorporation)	(I.R.S. Employer Identification No.)
810 Innovation Drive, Knoxville, Tennessee	37932
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (865) 218-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Series C Junior Participating Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☑

      The aggregate market value of common stock held by non-affiliates of the registrant was $468,191,923 as of March 31, 2003, based upon the last sale price of such stock as reported on the Nasdaq National Market on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).

      There were 45,164,233 shares of common stock outstanding at December 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the registrant’s proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CTI MOLECULAR IMAGING, INC.

FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2003;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services and the market acceptance of CTI’s products and services;

•	our business strategies and our ability to grow our business;

•	competition, pricing, the seasonality of capital equipment sales, the timing of orders from and shipments to distribution partners and customers, and the availability of financing services for customers;

•	our ability to enhance existing, or develop new, products and services and the impact of any such enhancements or developments;

•	the development and timing of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available, and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners;

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights; and

•	our future sources of and needs for liquidity and capital resources.

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

      PET scans allow physicians to view metabolic activity on a non-invasive basis using minute quantities of injected radioactive molecules. Procedures conducted with PET technology provide information that is not available from traditional imaging technologies such as X-ray, computed tomography (CT), ultrasound and magnetic resonance imaging (MRI), where changes in body structure or anatomy must occur before an abnormality can be detected. Unlike X-ray, CT, ultrasound and MRI, PET evaluates biological and biochemical processes that precede anatomical changes or lesions from disease, thereby enabling earlier detection of diseases such as cancer and neurological disorders. PET also offers advantages in the treatment of disease due to its ability to monitor the effects of therapy at the molecular level. Our combined PET/CT scanner, which we introduced commercially in November 2001, was selected by TIME Magazine as the medical science “Invention of the Year” in 2000. This scanner combines PET and CT technologies into one device that reveals both metabolic processes and anatomical details within the body to improve image quality and localization of abnormalities as well as to guide biopsies, radiation therapy and surgical treatments.

      The market for PET products and services has recently experienced rapid growth, and we believe it will continue to grow rapidly, for the following reasons:

•	the increasing number of PET procedures for which Medicare and private insurance reimbursement is available;

•	increasing recognition by physicians of the clinical advantages of PET and an increasing number of PET providers;

•	the expansion of PET applications beyond the diagnosis of disease and into the monitoring of disease therapy;

•	the discovery of additional clinical applications for PET;

•	the aging of the population and the growing number of patients with cancer, cardiac disease, neurological disorders and other diseases for which PET scans are performed;

•	technological innovations involving PET that shorten scan times and improve imaging capabilities, such as the current generation of LSO-based scanners and the combined PET/CT scanner; and

•	the increasing availability of the radiopharmaceuticals used in PET, as well as the development of new radiopharmaceuticals that extend PET technology to new applications.

      We believe we are well positioned to benefit from the anticipated growth in the PET market due to our “total solution” approach of offering health care providers a comprehensive line of the products and services necessary to incorporate the benefits of PET into their clinical settings. We manufacture and distribute a broad line of sophisticated PET and PET/CT scanners through CTI PET Systems (CPS), which we market through CPS as our ECAT® scanners and through our subsidiary CTI Services, Inc. as REVEAL scanners. We manufacture the detection materials utilized in PET scanners including our proprietary lutetium oxide, or LSO, technology. We have a nationwide network for the production and distribution of the highly specialized radioactive pharmaceuticals used in PET imaging, and we are a leading manufacturer of the cyclotron equipment used to produce those pharmaceuticals. Through our subsidiary, Mirada Solutions Limited, which we acquired in August 2003, we produce Mirada workstations with Reveal-MVS software, which is designed to improve the patient care delivered by our customers with innovative, unique and productive tools for the creation, display and analysis of molecular images. We also provide a variety of valuable services including marketing support, site planning, installation services, technical support and repair and maintenance for users of PET technology.

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

The Growth of PET

      Sales of PET imaging equipment and related products and services have grown rapidly and are expected to continue to grow rapidly. Based on 2001 and 2003 market analyses prepared by Frost & Sullivan, a marketing consulting firm, the estimated installed base of PET scanners in the U.S. grew from 107 in 1997 to 849 in 2002, and the estimated number of units shipped annually in the U.S. grew from 12 in 1997 to 299 in 2002. The Frost & Sullivan analysis forecasts that from 2002 through 2009 the U.S. installed base of PET scanners will grow at an estimated compound annual growth rate of 27.4%, and the number of units shipped in the U.S. will grow at an estimated compound annual growth rate of 19.0%.

      One of the principal reasons for growth in the PET market is the increasing number of PET applications being approved for reimbursement by third-party payors, such as Medicare, national and local private insurers and HMOs. Reimbursement is critical to increasing the adoption rate of PET by clinicians. Through active educational efforts, industry participants and associations, such as the Academy for Molecular Imaging, the Society of Nuclear Medicine and the Radiological Society of North America as well as the National Institutes of Health, have been successful in increasing the awareness of PET’s benefits to patients, physicians and members of the payor community and in increasing the number of PET applications for which reimbursement is available. On July 1, 2001, the Centers for Medicare and Medicaid Services (CMS), which administers Medicare and Medicaid, expanded its policy to cover PET scanning in six oncology applications, two cardiac applications and one neurological application. Effective October 1, 2002, CMS expanded coverage for breast cancer and heart disease. Most recently, on April 16, 2003, and effective as of October 1, 2003, CMS announced expansion of Medicare coverage for PET to include thyroid cancer and patients with potential cardiac disease.

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

Effective Date	Clinical Condition	Coverage

March 14, 1995	Perfusion of the heart (Rubidium 82 tracer)	Non-invasive imaging of the perfusion of the heart
January 1, 1998	Lung cancer (non-small cell)	Initial staging
January 1, 1998	Solitary pulmonary nodules (SPN’s)	Characterization
July 1, 1999	Colorectal cancer	Determining location of tumors if rising carcinoembryonic antigen (CEA) level suggests Recurrence
July 1, 1999	Lymphoma	Staging and restaging only when used as an alternative to gallium scan
July 1, 1999	Melanoma	Evaluating recurrence prior to surgery as an alternative to a gallium scan
July 1, 2001	Colorectal cancer	Diagnosis, staging and restaging
July 1, 2001	Esophageal cancer	Diagnosis, staging and restaging
July 1, 2001	Head and neck cancers (excluding central nervous system and thyroid)	Diagnosis, staging and restaging
July 1, 2001	Lung cancer (non-small cell)	Diagnosis, staging and restaging
July 1, 2001	Lymphoma	Diagnosis, staging and restaging
July 1, 2001	Melanoma	Diagnosis, staging and restaging; not covered for evaluating regional nodes
July 1, 2001	Myocardial viability	Covered only following inconclusive single photon emission computed tomography (SPECT)
July 1, 2001	Refractory seizures	Pre-surgical evaluation
October 1, 2002	Myocardial viability	Primary evaluation or initial study to determine myocardial Viability prior to Revascularization
October 1, 2002	Breast cancer	Staging for metastasis/restaging for regional and/or distant metastasis and monitoring response to therapy
October 1, 2003	Thyroid cancer	Restaging of recurrent or residual thyroid cancers of follicular cell origin that have been previously treated by thyroidectomy and radioiodine ablation and have a serum thyroglobulin> 10 ng/ml and negative I-131 whole body scan performed
October 1, 2003	Perfusion of the heart	Noninvasive imaging of the perfusion of the heart or using ammonia N-13 (non-FDG) tracer.

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

      We also expect new innovations involving PET. Research and development activities in the industry are focused on decreasing scan times, thereby increasing patient throughput capacity and improving patient comfort and image quality. For example, by using detectors made from lutetium oxyorthosilicate, or LSO, rather than the traditional detector material, bismuth germanate, or BGO, scan times for certain routine procedures have decreased from approximately thirty minutes to approximately ten minutes. Other research and development activities focused on improving image quality resulted in the commercial introduction of a combined PET/CT scanner. The combination of PET and CT technologies in a single scanner results in better diagnostic and therapy monitoring capability than either technology alone and allows physicians to identify the location of biologic abnormality with more precision. By pinpointing the location of malignant tumors and providing clearer images, we believe the combined PET/CT has the potential to revolutionize both the practice and business of cancer treatment by, for example, facilitating concurrent tumor ablation or resection.

      We also believe that research and development activities focused on the development of new radiopharmaceuticals may allow PET scanners to detect and monitor additional diseases which, in turn, could increase the number of recognized indications for PET.

Business Strategy

      Our business focuses on enabling diagnosis and therapy management for cancer, cardiac disease and neurological disorders using molecular imaging technology. Our overall goal is to expand and integrate PET into standard clinical practice by delivering innovative “total solutions” that support adoption and use of PET technology. We intend to enhance our position as the leading provider of integrated PET products and services in order to capitalize on the rapidly growing molecular imaging market. To achieve this objective, we intend to pursue the following strategies:

      Increase Overall Utilization of PET Technology. We intend to stimulate increased utilization of PET procedures by:

•	supporting efforts to increase the number and scope of PET procedures that are approved for reimbursement;

•	educating physicians, patients, pharmaceutical companies and payors regarding the clinical advantages of PET;

•	expanding the utilization of our PET scanners beyond diagnosis to a broader management of the treatment of disease; and

•	developing new applications for PET technology by developing new radiopharmaceuticals, by supporting clinical trials that involve PET and by collaborating with pharmaceutical companies.

      Continue Offering Customers a Comprehensive Line of Integrated PET Products and Services. We intend to emphasize our “total solutions” approach by offering a broad range of integrated products and services that complement our sophisticated PET imaging equipment in order to:

•	better compete with larger imaging equipment companies that have a captive finance company and a broader imaging product line but lack the full array of PET products and services a customer needs to operate a PET imaging business;

•	offer products and services that are comprehensive yet individually tailored to meet the differing needs of a variety of customers in a variety of clinical settings;

•	facilitate entry into the PET imaging business by offering new providers an integrated total solution of all products and services necessary to incorporate the benefits of PET into a clinical setting; and

•	capture a greater share of PET-related expenditures as the market for PET imaging products and services continues to grow.

      Expand Our Direct Sales Force and Distribution Network. In order to capture a large portion of the anticipated growth in demand for PET scanners, we intend to enhance our sales and distribution capacity by:

•	expanding our direct sales force, including the addition of CTI sales representatives in major U.S. metropolitan markets and adding a direct sales force and distributors in key international markets; and

•	pursuing a multiple distributor strategy for our PET scanner products through CPS.

      Continue to Build Our Production and Distribution Network for Radiopharmaceuticals. We intend to further expand our existing PETNET network of radiopharmaceutical production and distribution facilities in order to:

•	seize “first mover” advantage by being the first PET radiopharmacy in targeted markets and leveraging our access to lower cost, self-manufactured cyclotrons;

•	continue to grow our recurring revenue streams; and

•	extend the reach of the PETNET radiopharmacy network and leverage this greater scale to achieve operating efficiencies and improve delivery time and quality of service.

      Maintain Our Technological Leadership Through Focused Research and Development. We have been a leading innovator of PET technology, and through CPS are dedicated to the continued development of PET scanners in order to:

•	take advantage of our exclusive right to use LSO in molecular imaging products to advance the state-of-the-art in PET scanners;

•	improve image quality for better diagnosis and treatment of patients;

•	shorten scan times for increased patient comfort and throughput capacity; and

•	expand clinical applications of PET technology; and

•	lead the application of PET in brain research and clinical development.

      Develop New Proprietary Radiopharmaceuticals. We intend to focus significant research and development efforts on our radiopharmaceuticals business, including efforts to:

•	develop new varieties of radiopharmaceuticals to be used as biomarkers to characterize the varied pathways of diseases and extend the use of PET imaging to additional diseases;

•	collaborate with leading pharmaceutical companies and academic institutions to, among other things, improve their process for conducting research and clinical trials; and

•	explore new therapeutic applications for PET.

Our Products and Services

      Our products and services can be broadly classified into four principal categories:

•	PET and PET/CT scanners;

•	detector material products;

•	radiopharmaceuticals; and

•	other PET products and services.

PET and PET/CT Scanners

      Our subsidiary, CPS, manages the development, manufacturing, distribution and sale of the ECAT® line of PET scanners. This line of scanners consists of stand-alone PET scanners and the combined PET/CT scanner. The scanner system consists of a scanner frame known as the gantry, a patient bed, an acquisition computer and a high-speed operator’s workstation. The ECAT® scanner line performs simultaneous acquisition, image reconstruction, processing, and data analysis, which enhances patient throughput and generates prompt results. The scanners produced by CPS range in price from $800,000 to $2.4 million and offer customers a range of throughput times, resolution and image quality. With the variety in pricing and function, we are able to meet the needs of small and mid-sized imaging centers, as well as larger facilities that require more extensive equipment for clinical research purposes. For a discussion of segment financial information, see “Segments” in note 13 of the notes to our consolidated financial statements appearing elsewhere in this annual report.

Detector Material Products

      We are the only manufacturer of lutetium oxyorthosilicate, or LSO, as a detector material for use in our PET scanners. LSO is a lutetium based scintillator material the chemical compound of which was patented by Schlumberger Technology Corporation. By using LSO as a detector material in our products, our scanners provide improved performance and diagnostic accuracy by decreasing patient scan times and increasing image quality. We have exclusive rights to the development and manufacturing of LSO as a detector material. We acquired these exclusive rights from Schlumberger in February 1995. The exclusive rights terminate upon the expiration of Schlumberger’s patents for LSO, which are currently scheduled to expire in October 2008. While LSO is the only lutetium based scintillator material currently used in the PET industry, it may be possible for others to produce a lutetium based detector that does not contain LSO without violating the Schlumberger patent and, therefore, our exclusive license. Previously we manufactured bismuth germanate, or BGO, a detector material, which is still used in competitive scanners.

      The following table highlights the benefits of LSO versus BGO as a detector material in PET scanners:

LSO
Feature	LSO	BGO	Advantage
Scan Time
The shorter the decay constant for the detector material, the shorter the patient scan time	Decay constant of 40 nanoseconds, or more than seven times faster than BGO.	Decay constant of 300 nanoseconds.	LSO-based scanners generally exhibit a shorter patient scan time than BGO-based scanners. This shorter scan time increases the number of patient scans that can be performed each day, thereby reducing the likelihood of image distortion due to patient movement.
Image Quality
Detector materials that provide a higher light output allow for higher image resolution and higher sensitivity	LSO has a light output of 75 on a scale of 100, or five times greater light output than BGO.	BGO has a light output of 15 on a scale of 100.	The increased light output results in higher image resolution for LSO-based scanners and allows the detection of smaller lesions.

Proprietary Technology	We have an exclusive license to use LSO in the molecular imaging market.	We do not have an exclusive right to use BGO and it is commonly used by our competitors.	We believe the combination of our exclusive license to use LSO and the performance benefits of LSO provide us with a significant competitive advantage.

Radiopharmaceuticals

      Through our PETNET subsidiary, we currently operate 39 radiopharmaceutical production and distribution centers, referred to as PETNET radiopharmacies, located in major metropolitan areas across the U.S. and one radiopharmaceutical production and distribution center in the United Kingdom. Of our 40 radiopharmacies, we operate 13 cyclotrons owned by others, or hosts, pursuant to contracts. Our PETNET radiopharmacies principally produce and distribute FDG, which is used in oncology, cardiology and neurology applications, but these radiopharmacies can also manufacture and distribute research radiopharmaceuticals. Our PETNET radiopharmacies allow customers to obtain a cost effective source of radiopharmaceuticals without having to purchase and operate their own cyclotron. In addition, our nationwide network of distribution centers provides our customers with assurance that their radiopharmaceutical requirements will be satisfied in a timely manner that reduces scanner downtime and facilitates patient scheduling. We also provide various PET-related services through PETNET, including reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We believe that the demand for radiopharmaceuticals will expand with the future growth of the PET market and the growing demand for PET services. To meet this demand, we expect to continue the expansion of our PETNET network.

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

      Reveal Network Solutions. We have introduced an Internet-based product called Reveal Network Solutions to connect physicians, PETNET radiopharmacies and patients to PET providers. Reveal Network Solutions will facilitate the sharing of relevant information among users, thereby improving efficiency by automating some aspects of the PET process. Reveal Network Solutions can be used to schedule imaging procedures and to obtain information regarding reimbursement. We expect this network to increase the efficiency of our PETNET radiopharmacies by allowing PET facilities or hospitals to order radiopharmaceuticals on line as opposed to ordering by facsimile or phone. Further, Reveal Network Solutions will provide us with an on-line method to educate physicians regarding the clinical advantages of PET.

      Mirada Workstations. Through our subsidiary, Mirada Solutions Limited, we produce Mirada workstations with Reveal-MVS. Reveal-MVS is software designed to improve the patient care delivered by our customers with innovative, unique and productive tools for the creation, display and analysis of molecular images.

      Concorde MicroPET. We have, through PETNET, an exclusive, royalty-free license agreement to distribute products of Concorde Microsystems, Inc., a related party, within certain territories, including high-resolution animal PET tomography scanners (MicroPET). MicroPET provides researchers in the biomedical sciences with a compact and very high performance PET system that can be used non-invasively to image a wide range of small animals in a routine laboratory setting. PETNET is responsible for sales, marketing and education activities, while Concorde is responsible for all product warranty, installation, training, service and technical support.

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

Repair and Maintenance Services. We offer our customers the opportunity to enter into long term service contracts with us pursuant to which we agree to provide repair and maintenance services, including scheduled preventive maintenance, troubleshooting and problem diagnosis, service and repair procedures and replacement parts installation. Approximately 150 PET scanners are under contract for repair and maintenance services at an average price of $119,000 per year. Equipment maintenance service contracts are recognized ratably over the respective contract periods as the services are performed.

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

Calibration Sources. Through our subsidiary, CTI Services, Inc., we produce the radioactive sources used to calibrate our ECAT® scanners. All dedicated PET scanners require transmission sources as well as calibration sources. These sources are used by CPS to evaluate newly manufactured scanners and we also sell replacement sources to the end users, generally through the scanner distributors.

Research & Development

      Our founders and directors are recognized leaders in the development of PET technology. For example, our President and Chief Executive Officer and director, Ronald Nutt, Ph.D., has been credited with co-developing the combined PET/CT and our director, Michael Phelps, Ph.D., one of the original inventors of the PET scanner, is a leading academic figure in PET. As a result of their leadership, we have been responsible for the development of many of the major commercial innovations in PET since our formation in 1983. The following table highlights some of these innovations:

Date	Innovation

1985	Invented the block detector which assisted in the commercial introduction of PET by lowering the cost and increasing the performance of PET equipment
1990	Developed the first three dimensional high resolution PET that images human organs in a single frame
1992	First to develop whole body imaging capability
1995	Developed the first whole body three dimensional PET scanner for cancer
1997	Commercially introduced the RDS 111 cyclotron which incorporated proprietary technology that lowered the cost, target volumes and power requirements for our cyclotrons and provided electronic automated preparation of radiopharmaceuticals
1998	Developed the first 2mm multi-slice brain scanner for research
1998	Invented the combined PET/CT and demonstrated the first clinical image using a PET/CT
2001	Introduced LSO scanners on a commercial basis
2003	Introduced high resolution (Hi-Rez) PET/CT

      Our research and development team focuses on developing the next generation of PET scanners, cyclotrons and radiopharmaceuticals. In addition to our internal ideas, our research and development department collaborates with a network of leading physicians, academic imaging experts and, in the case of CPS, with Siemens. We actively involve scientists and physicians during the research and development process in order to produce products that are truly customer driven and customer focused. We incurred $31.3 million in 2003, $21.7 million in 2002 and $19.0 million in 2001 in research and development expenses, including clinical and regulatory expenses.

      In order to enhance our research capabilities, we have also entered into collaboration arrangements with a number of universities and research institutions. For example, in 1994 we entered into a collaboration agreement with UCLA for the development of new molecular imaging technology. This relationship has led to a number of breakthrough developments in molecular imaging, from imaging the expression of genes to the development of new experimental radiopharmaceuticals. For example, our image of Alzheimer’s-related plaques using a new radiopharmaceutical was selected as the image of the year in 2001 by the Society of Nuclear Medicine. CPS also worked with Dr. David Townsend at the University of Geneva, who was named the “Distinguished Clinical Scientist of the Year for 2004” by the Academy of Molecular Imaging, to develop the PET/CT, which was recognized by TIME Magazine as the medical science “Invention of the Year” in 2000. Further, CPS worked with the Max Planck Institute in Germany to develop the first large field of view clinical scanner in 1990 and, more recently, a 2mm brain scanner used for neurological research. These collaboration arrangements have increased our access to world-class physicians and scientists and have given us a platform to expand our name recognition in the scientific and medical communities and to increase understanding among physicians of the benefits of PET.

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

Products Under Development

      CPS develops dedicated PET scanners that use our advanced LSO-based detector materials. These scanners provide substantially higher patient throughput while providing improved image quality and upgradeable performance. CPS also develops PET/CT scanners that incorporate advanced LSO-based detector systems. Future PET/CT scanners are expected to better integrate PET and CT technologies and are anticipated to substantially decrease body scan time to be consistent with the scan times of a CT while improving image quality.

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

      In order to further enhance our role as a leader in developing new PET technology and radiopharmaceuticals, PETNET has established a collaborative research and development facility with the UCLA School of Medicine. We refer to this facility as the LA Tech Center. One of the goals of the LA Tech Center’s research is to establish new biomarkers that will eventually allow medical personnel to probe the various pathways of disease, using methods similar to those used today by in vitro laboratory techniques. Another primary goal of the LA Tech Center is to expand the use of PET technology to accelerate the drug development process. We believe PET has a number of advantages over other imaging modalities that will allow pharmaceutical companies to use PET to more quickly identify whether their developmental drugs are reaching their intended targets and achieving the desired therapeutic results. We anticipate that the use of PET by pharmaceutical companies could help to improve their success rate in clinical trials and speed up the drug development process. In addition, by increasing the labeled pharmaceuticals available in the PET imaging modality, we expect the process will result in increasing the number of radiopharmaceuticals for use in PET imaging.

Our Relationship with Siemens

Ownership of CPS

      In 1987 we entered into a joint venture agreement with Siemens Medical Solutions USA, Inc., a wholly owned subsidiary of Siemens AG, pursuant to which Siemens acquired 49.9% of the outstanding capital stock of our subsidiary, CPS. The cash consideration paid by Siemens for its 49.9% interest was paid directly to the individual shareholders of CPS. The amount of the consideration, and the determination of the ownership percentage acquired by Siemens, was negotiated at arm’s length between Siemens and the shareholders of CPS. Neither Siemens nor any of its affiliates has any ongoing financial obligations, commitments or guarantees with respect to CPS related to the formation or operation of the joint venture. We entered into the joint venture agreement in order to provide us with access to Siemens’ global distribution network and to include our scanners in its product line.

      Put/Call Provision. The joint venture agreement contains, among other things, a put/call provision pursuant to which Siemens has the right to acquire from us for cash up to that number of shares of CPS common stock necessary to bring Siemens’ aggregate ownership interest in CPS to 80%. We refer to this as the call right. The call right becomes exercisable upon CPS exceeding certain PET scanner unit sales volumes, as described below. Upon an exercise by Siemens of the call right, we have a one-time right to defer the sale for a period of one year. Upon CPS exceeding the same minimum unit sales volumes, we have a right to require Siemens to purchase from us the same number of shares of CPS common stock. We refer to this as the put right. Upon our exercise of the put right, Siemens also has a one-time right to defer its purchase for a period of one year.

      The exercisability of the put/call right is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of September 30, 2003, the cumulative total number of units sold by CPS was 697 and CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the put/call right to be exercisable. The cumulative unit sales requirement increases by 74 units each year. It is impossible to definitively state when the put/call right will become exercisable by either party. However, based upon our current forecasts, we believe it is unlikely that the minimum sales volumes will be met in 2005. Assuming that sales volumes are met in 2005 and further assuming the exercise of the one-year deferral right, the sale of CPS is not expected to occur before 2006.

      Upon exercise of either the put or the call, the joint venture agreement provides that the parties will attempt to negotiate the price to be paid for the CPS shares. In the event the parties are unable to agree upon the price within 60 days, the price will be determined through an appraisal process with each party obtaining a valuation of the CPS shares by an independent professional experienced in the valuation of closely held corporations similar to CPS. If the valuations that are obtained are within 20% of each other, the price to be paid for the CPS shares will be the average of the two valuations. If the difference between the valuations is more than 20%, the two appraisers will select another independent appraiser to provide a third valuation. In this case, the price to be paid for the CPS shares will be the average of the two valuations that are the closest to each other.

      If the put/call right is exercised and Siemens’ aggregate ownership interest in CPS increases to 80%, Siemens will then be able to effect a merger of CPS with another Siemens-controlled entity and acquire the remaining 20% from us. Siemens will only be required to pay us either a negotiated price for the remaining 20% or, if we and Siemens are unable to agree, the fair value of the shares as determined in accordance with applicable provisions of the Tennessee Business Corporation Act. In the event Siemens acquires a controlling interest in CPS, CTI will no longer include CPS in its consolidated financial statements.

      Use of Proceeds from Sale. If the put/call right is exercised, we will have broad discretion with respect to the use of the proceeds received from Siemens in connection with our sale of the shares of CPS. We anticipate that we will evaluate appropriate alternatives as we approach the cumulative totals. Possible uses of the proceeds include the repayment of debt, strategic acquisitions, investment in product development and repurchase of a portion of our outstanding shares.

      Distributions. The joint venture agreement does not provide for any mandatory dividends or distributions by CPS to us or to Siemens. Since the formation of the joint venture, CPS has not paid any dividends or made any distributions on its capital stock. Payment of future dividends or distributions, if any, on the capital stock of CPS would be at the discretion of the CPS board of directors.

      Non-Competition Agreement. The joint venture agreement contains covenants not to compete which will prohibit us from participating in or owning an interest in any business that develops, sells or manufactures products that compete with the products offered by CPS. This non-compete provision will remain in effect for a period of three years following the sale of our shares of CPS pursuant to the exercise of the put/call right. Siemens is subject to a substantially similar covenant not to compete, which will also remain in effect following the exercise of the put/call right.

      Ownership of Intellectual Property and Other Assets. Following an exercise of the put/call right, Siemens will acquire control of CPS and will therefore control the rights to the patents and other intellectual property then held by CPS. These patents cover various electronics, detector technologies and algorithms incorporated into our ECAT® scanners. We would not retain any right to use this patented technology following a sale except to the extent of any then existing licenses or other agreements between us and CPS. Siemens would also acquire control of the other tangible and intangible property owned by CPS, including the assets used to manufacture and develop ECAT® scanners. However, the patents and other technology held or licensed by us, such as the license for the use of LSO and the patents for our cyclotron technology, would not be affected by an exercise of the put/call right.

      LSO Supply Arrangements. During the term of an existing sublicense agreement between us and CPS, we are obligated to sell LSO-based products to CPS on terms more favorable than we sell such products to any other party. However, we are not restricted from selling LSO to a competitor of CPS. This sublicense automatically terminates upon the termination of our current LSO license, which expires in October 2008.

      Governance of CPS and CTI. The joint venture agreement grants various rights to Siemens regarding the governance of CPS, including the right to:

•	designate two members of the five member board of directors of CPS (we also have the right to designate two members of the CPS board);

•	select the fifth director of CPS from a list of candidates that we submit to Siemens; and

•	nominate one individual to serve as either the chairman of the board of directors or the president of CPS with the appointment to the specific office to be at the discretion of the board.

      We have also agreed that for so long as we and Siemens each own more than 20% of the outstanding shares of CPS, our board of directors will nominate a representative of Siemens, chosen by Siemens, to serve as a member of our board of directors. Several of our stockholders, who collectively own an aggregate of 38.8% of the outstanding shares of our common stock, have agreed to vote in favor of the Siemens’ nominee. Currently, Bernd Haetzel is the nominee selected by Siemens to serve on our board of directors.

      The joint venture agreement also contains provisions for the orderly and prompt resolution of disputes among the parties. In the fifteen years since the formation of the joint venture, the parties have only elected to avail themselves of the dispute resolution procedures twice. Most recently, the process was used to address a contract interpretation issue with respect to the implementation of the multiple distributor strategy. A favorable resolution was reached that has led to the expansion of our sales and marketing force for the distribution of products manufactured by CPS. Additionally, this process resulted in the signing of a number of new long-term contracts with Siemens and increased joint projects with Siemens on several new initiatives, including the development of more advanced PET/CT capabilities.

      Intercompany Services between CPS and CTI. We have entered into an administrative services agreement with CPS pursuant to which we provide certain administrative services to CPS. Currently we provide CPS with human resources services, information technology services, facilities support and maintenance services, regulatory services and various other corporate services. We also allow employees of CPS to participate in our employee benefit programs, including our stock option plan.

Distribution Agreements

      Siemens served as our exclusive distributor of ECAT® scanners from 1987 to 1997. From 1997 until 2001, Siemens and CPS served as the only distributors of ECAT® scanners. In 2001, CPS adopted a multiple distributor strategy in order to expand its distribution channels. In November 2001 we added Hitachi Medical Systems America, Inc. as a third-party distributor of CPS’ products and in October 2003 we added Toshiba Medical Systems Corporation as a third-party distributor of CPS’ products in Japan. As a result, we are now serving as a direct distributor of the products manufactured by CPS. Our distribution agreement with CPS grants us a non-exclusive worldwide right to distribute PET scanners manufactured by CPS. Pursuant to the terms of our distribution agreement, CPS has an obligation to sell scanners to us at a price that is no less favorable than the price offered by CPS to any of its other distributors based on comparable volumes. In connection with this multiple distributor strategy, CPS also entered into a new distribution agreement with Siemens that contained terms that are substantially similar to the terms of our agreement.

      As a result of our distribution agreement with CPS, following the exercise of the put/call right we will continue to have a right to distribute PET products manufactured by CPS through at least 2010. During the term of our distribution agreement, we will have access to new products developed by CPS on the same terms and conditions that CPS grants distribution rights to Siemens.

Credit Facility

      Pursuant to the terms of our revolving credit facility with SunTrust Bank, CPS is allowed to borrow up to $55.0 million under the credit facility to finance its operations. At September 30, 2003, CPS had no outstanding balance under the credit facility. CPS pays its pro rata portion of all fees and commissions under this credit facility. Our subsidiaries guarantee all obligations under the credit facility, except that the guarantee by CPS is limited to $55.0 million and does not include any advances under the credit facility that are loaned (on an intercompany basis) to our PETNET subsidiary. The credit facility and the obligations of our subsidiary guarantors under the credit facility are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee of CPS is principally limited to the accounts receivable and inventory of CPS.

Other Relationships

      In addition to the relationships previously discussed, we have entered into various other commercial arrangements with Siemens. For example, Siemens and CPS have an agreement pursuant to which Siemens supplies CPS with CT scanners for the purpose of manufacturing a combined PET/CT scanner. Siemens also provides us with replacement parts, training and other support for the CT scanners incorporated into the combined PET/CT systems. CPS also has a license to use Siemens’ syngo® software which is an important component of the operating system for the PET/CT.

Competition

      The primary competitive factors in the PET equipment market are quality, technical capability, breadth of product line, distribution capabilities, price, the ability to offer vendor financing, and the ability to provide quality service and support. Our principal competition in the market for PET scanners comes from divisions or subsidiaries of much larger corporations such as GE Medical Systems and Philips Medical Systems. GE Medical Systems markets and sells a combined PET/CT, which is the main competitor to the PET/CT manufactured by CPS. We also compete with Siemens in connection with the sale and distribution of the PET scanners manufactured by CPS, as well as for service and support business. Our competitors also include academic institutions and other public and private research organizations that conduct research, seek patent protection and establish arrangements for commercializing products that compete with our products. We are a relatively modest-sized company compared to our primary competitors in the PET equipment market, GE Medical Systems and Philips Medical Systems. These two competitors have substantially greater access to capital and the ability to bundle PET sales with the sale of other medical devices in their respective product lines. However, they both have more limited PET product lines than CTI. Because we offer a comprehensive, integrated line of PET related products and services that complement our PET scanners, we believe we have some competitive advantages over these and other competitors with more limited PET product lines. We also believe that our position as a technological leader in the PET industry helps us to compete in the market for PET scanners.

      We believe the primary competitive factors in the radiopharmaceutical market are national distribution capabilities, reliability of delivery, price, the ability to develop new radiopharmaceuticals and the ability to obtain proprietary rights to any newly developed radiopharmaceuticals and cyclotron technology. In the radiopharmaceutical market, we have three principal groups of competitors. The first group consists of national radiopharmacy companies such as Amersham, Tyco, Cardinal Health and Ion Beam Applications (and its subsidiary, Eastern Isotopes). The second group consists of independent regional radiopharmacy companies such as Geodax and Pharmalogic. The third group of competitors consists of large academic institutions. Setting up a radiopharmacy is capital intensive, involving a significant up-front investment. In addition, the first entrant in a given geographic market often benefits from the ability to establish relationships with key customers without significant competition. These factors can make it advantageous to be the first radiopharmacy, or “first mover,” in a given market. We were the first FDG distributor to enter many of the markets serviced by our network of 40 radiopharmacies. We believe this “first mover” advantage provides us some competitive advantage over other companies that might attempt to enter, or expand their presence in, the radiopharmaceutical markets we already serve. Currently, we estimate that no other single competitor has more than ten radiopharmacies containing cyclotrons that produce and distribute FDG.

      In the cyclotron business, the primary competitive factors are distribution capabilities, effective shielding design, quality, production capacity and automated production capability. We believe our position as a leader in developing cyclotron technology combined with our integrated product line will help us to compete in the cyclotron market.

Sales and Marketing

      Our sales and marketing efforts are focused on two primary segments of the PET market. The first segment includes hospitals, universities and other research institutions. The second segment includes customers such as freestanding imaging centers and cancer treatment centers, often owned by physicians and other entrepreneurs, who we believe are particularly well suited to benefit from our ability to offer a complete, integrated line of PET products and services. In order to effectively target each of these segments, CPS has a multiple distributor strategy for scanners. Through a distribution arrangement with Siemens, we are able to leverage Siemens’ large sales and marketing force to sell dedicated PET scanners and combined PET/CT scanners to hospitals and research institutions. As an additional direct distributor of ECAT® scanners sold as REVEAL scanners through CTI Services, CTI targets customers whom we believe would particularly benefit from our integrated line of PET products and services. As a direct distributor of CPS’ products, we have also entered into sub-distribution agreements in certain international markets in an effort to sell more ECAT® and (by CTI Services) REVEAL scanners abroad and in order to provide us access to new markets in which to sell our other PET products and services.

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

      Our success in assisting the Thompson Cancer Center, a Knoxville, Tennessee based cancer center, offers a good example of our “total solutions” approach. Through the combined efforts of a multi-disciplinary team, we designed and implemented a comprehensive, customized solution for the development and operation of the Thompson Cancer Center’s new PET center. Our service organization assisted the center with the design and installation of the facility. Upon completion of the design and construction phase, the center acquired an ECAT® scanner manufactured by CPS and today PETNET provides the center with all of its PET related radiopharmaceutical requirements.

      For fiscal years 2003, 2002 and 2001, our revenues from U.S. sales were $278.0 million, $197.7 million and $144.7 million, respectively. For fiscal years 2003, 2002 and 2001, our revenues from sales outside the U.S. were $84.3 million, $60.7 million and $44.2 million, respectively, and substantially all of our long-lived assets, were located in the U.S. Sales through Siemens represented approximately

39.7% of our consolidated revenues for the fiscal year ended September 30, 2003. We have no other single third-party customer that accounts for more than 10% of our sales.

      Firm backlog orders at September 30, 2003 and September 30, 2002 were $190.6 million and $112.2 million, respectively. A majority of this backlog is expected to be realized as revenues by the end of the 2004 fiscal year.

Customer Service and Support

      Due to the anticipated continuing growth in our business, we continue to expand our customer service and support staff. We maintain a network of approximately 90 service engineers and customer support specialists who provide installation, warranty, repair, training and support services for our products. We generate service revenue by providing service to customers on a time-and-materials basis and through comprehensive service contracts and the sale of parts.

      In our capacity as a direct distributor of CPS products, we warrant ECAT® scanners against recurring and significant failures for a period of twelve months. We also warrant our cyclotrons for a period of twelve months. We offer a variety of post-warranty equipment service agreements and software support agreements that permit customers to contract for the level of equipment maintenance and software support they require.

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

Intellectual Property

      Our future growth and ability to compete in the molecular imaging market are substantially dependent on internally developed technologies. We seek to protect our technology through a combination of copyright, patent, trademark, trade secret and other intellectual property laws. As of September 30, 2003, we held 30 U.S. patents and have 26 patent applications pending, which are generally related to our PET scanners, cyclotrons and radiopharmaceutical production. We believe it could take up to four years, and possibly longer, for our pending U.S. patent applications to result in issued patents. Certain technologies already patented in the U.S. are either patented or subject to pending patents in Europe, Canada and Japan. We have also received trademark registrations for “CTI”, “ECAT” and our logo. We also rely on trade secrets and other unpatented proprietary information, which we attempt to protect by entering into confidentiality agreements with certain employees, consultants, suppliers, distributors, and other partners. We also seek to control access to and distribution of our documentation and other proprietary information.

      In addition to developing our own technology, we have entered into several license agreements to use third-party technology. For example, we have an exclusive worldwide license from Schlumberger Technology Corporation to use the LSO technology. This license expires upon the expiration of the LSO patents, which are expected to expire in October 2008. We have sublicensed to CPS and Concorde Microsystems, Inc. the right to use the LSO technology until such time as the License Agreement between CTI and Schlumberger has expired.

Manufacturing

      CPS assembles our ECAT® and REVEAL scanners, and we assemble cyclotrons, from components manufactured by us and components supplied to us by suppliers to whom we have outsourced portions of our manufacturing process. For our scanners, the most significant internal manufacturing process involves the production of detector materials, which includes several proprietary processes. Examples of components manufactured on an outsourced basis include circuit boards, wiring harnesses, computer hardware, mechanical gantries and patient couches. Outsourced components are either standard products or are manufactured according to our specifications. Typically, outsourced components that are manufactured according to our specifications are tested by the outsource manufacturer using test systems designed and supplied by our engineers and manufacturing staff. Each major outsourced component has an assigned outsource manager from our manufacturing staff. We use ongoing periodic inspection to help us monitor whether our outsource manufacturers are continuing to meet our quality standards. We believe that outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity.

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

      Our facility and quality system is inspected by TÜV Essen, which is an independent auditing firm responsible for granting accreditations of European Union medical devices and quality assurance systems. Our facility and CAN/CSA ISO 13485:1998 quality assurance systems have been found by TÜV Essen to conform to the requirements of ISO-9001: 2000, ISO 13485: 1996, and the European Union Medical Device Directive.

Government Regulation

      Our business is subject to many governmental and regulatory requirements relating to health care matters. We believe our current arrangements and practices are in material compliance with applicable statutes and regulations. However, we have not received or requested legal opinions from counsel or from any federal or state regulatory authority to this effect, and many aspects of our business operations, including PETNET manufacturing, have not been the subject of federal or state regulatory interpretation. As a result, we cannot assure you that our current or prior practices or arrangements will not be found to be in compliance with applicable laws and regulations, and any such noncompliance could result in a material adverse effect to us.

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

U.S. Food and Drug Administration, or FDA, and State or Foreign Approvals

      Numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies, strictly regulate our products and research and development activities. The Federal Food, Drug, and Cosmetic Act, the regulations promulgated under this act, and other federal and state statutes and regulations, govern, among other things, the pre-clinical and clinical testing, design, manufacture, safety, efficacy, labeling, storage, record keeping and reporting, advertising and promotion of medical devices and/or radiopharmaceuticals.

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

      Radiopharmaceuticals. Our PET radiopharmaceutical products currently are produced and sold through our PETNET radiopharmacies, which operate under applicable state pharmacy licenses and compound PET products in response to the prescription order of a licensed practitioner. The Food and Drug Administration Modernization Act of 1997 (the “1997 Act”) authorized the production of PET products that conform to the United States Pharmacopoeia (USP) positron emission tomography compounding standards and the official monographs of the USP. Under these terms, we are manufacturing and distributing several PET products.

      FDA generally requires sponsors to submit a new drug application prior to marketing a drug to demonstrate that the drug is safe and effective for its intended uses. FDA will approve the new drug application only if the drug’s safety and effectiveness has been demonstrated by extensive, controlled clinical data, or by references to such data, and the sponsor has shown adequate manufacturing and controls. A sponsor may also submit an abbreviated new drug application, which does not require safety and effectiveness data, but generally requires a demonstration that the drug is “bioequivalent” to an already approved drug. Under the 1997 Act, FDA currently cannot require the submission of a new drug application or abbreviated new drug application for any compounded PET product that conforms to the PET compounding standards and the official monographs of the USP until two years after the agency adopts appropriate new drug approval procedures and current good manufacturing practice requirements for these products.

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

      The language of the 1997 Act and FDA pronouncements within the March 10, 2000 notice strongly suggests that any FDA regulations pertaining to marketing approval for PET products would apply to the compounded PET products produced in our state-licensed PETNET radiopharmacies. Within two years after FDA’s new drug approval procedures and current good manufacturing practice requirements for PET products take effect, our PET products would require FDA approval for a labeled (i.e., promoted) indication, including any indications related to the monitoring of disease.

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

      Until FDA adopts final current good manufacturing practice requirements for PET products, it is uncertain whether any such requirements will have a material impact on our radiopharmaceutical business. However, we may incur significant costs in establishing and maintaining procedures and in certain facilities improvements to comply with these requirements. Our failure to comply with agency requirements could result in FDA enforcement actions. These actions include, but are not limited to, recalls or product seizure, warning letters, fines, injunction, FDA refusal to grant approval of any required new drug applications or abbreviated new drug application, FDA withdrawal of approved applications, and criminal prosecution. Any such enforcement actions could have a material adverse effect on our business, financial condition, and results of operations.

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

      All of our products sold internationally are subject to appropriate foreign regulatory approvals, like CE marking for the European Union. Our products are manufactured in ISO 9001: 2000 and ISO 13485: 1996 and CAN/CSA ISO 13485: 1996 certified facilities.

      We also must obtain European marketing approval for our radiopharmaceuticals sold in Europe. We have obtained approval in the United Kingdom from the Medicines Control Agency (MCA) to produce and distribute FDG in England from our Mount Vernon facility.

Laws and Regulations Related to Radioactive Materials

      Our scanners, cyclotrons, and radiopharmaceutical business require the use of radioactive materials, and our cyclotrons are utilized to produce radioactive materials. While the radioactive materials utilized in our radiopharmaceuticals have relatively short half-lives, meaning it quickly breaks down into inert, or non-radioactive substances, the storage, use, and disposal of these materials presents the radiation risk for our employees and the risk of accidental environmental releases. We are subject to federal, state and local regulations governing storage, handling, and disposal of these materials and waste products. Outside of the U.S. we are also subject to radiation regulations that vary from country to country and sometimes vary within a given country. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation, we cannot completely eliminate the radiological risks from those radioactive materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental laws and regulations. We have not had significant material expenses associated with laws or regulations governing radioactive materials.

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

      In order to receive reimbursement from government funded insurance programs such as Medicare and Medicaid and to market our products in the U.S., we must first obtain FDA clearances and approvals. Reimbursement also depends on our ability to demonstrate the short-term and long-term clinical and cost-effectiveness of our products from the results we obtain from clinical experience. We present these results at major scientific and medical meetings and publish them in respected, peer-reviewed medical journals.

      All third-party reimbursement programs, whether government funded or insured commercially, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, prior authorization of procedures, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. In August 2000, CMS implemented the Hospital Outpatient Prospective Payment System in an effort to control costs to the Medicare program. The Hospital Outpatient Prospective Payment System applies to items and services furnished in hospital outpatient departments and other facilities that are considered to be “provider-based.” Under this new system, items and services are grouped into ambulatory payment classifications (“APC”), with most ambulatory payment classifications having a pre-determined payment rate based on historical cost and charge data. The hospitals bill for items and services using Healthcare Common Procedure Coding System codes, and these codes are used to determine the ambulatory payment classifications that are paid for the billed items and services. In order to accommodate new technologies, additional payments are made for “new technology” services and for drugs, biologicals and devices that are eligible for “pass-through” payments. “New technology” services are paid as part of special cost-based ambulatory payment classifications while CMS collects sufficient data to determine the appropriate ambulatory payment classification for the service. Separate payments are made for pass-through items for two to three years, after which they will be incorporated into ambulatory payment classifications.

      Under The Hospital Outpatient Prospective Payment System, PET services currently are treated as “new technology” services. It is not certain how much longer this status will apply. Pursuant to a recent adjustment to The Hospital Outpatient Prospective Payment System made by CMS, some of the radiopharmaceuticals we sell currently are no longer eligible for pass-through payments. Instead, CMS has incorporated these products into ambulatory payment classifications. It is expected that CMS will continue to refine The Hospital Outpatient Prospective Payment System as it collects more data on various reimbursable items and services. We cannot predict what impact the forthcoming changes in payments under The Hospital Outpatient Prospective Payment System for our products and services will have on the demand for such products from hospitals and provider-based entities.

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

      On April 16, 2003, CMS announced that it affirmed its prior non-coverage decision of the application of PET to Alzheimer’s disease, saying that the clinical benefit of PET has not yet been demonstrated. However, CMS announced two special efforts to help determine the potential of PET for Alzheimer’s disease. A demonstration will be designed to evaluate the appropriate role of PET in patients with suspected dementia and CMS will work with the National Institutes of Heath to convene a multidisciplinary expert meeting with geriatricians, neurologists, radiologists, PET experts and patient advocates to fully explore the value of PET for Alzheimer’s disease. The CMS decision was consistent with our expectation that gaining reimbursement approval for Alzheimer’s disease will take some time. On August 14, 2003, a new and more restrictive coverage request for the use of PET in the diagnosis of mild to moderate Alzheimer’s disease was filed with CMS. On October 7, 2003, CMS formally accepted this request and indicated that an expected completion date for the new coverage decision of January 2004. We remain confident that CMS will provide coverage of PET in Alzheimer’s disease as there is evidence from scientists representing the Academy of Molecular Imaging that PET is the only technology available that can definitively diagnose Alzheimer’s disease.

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

      The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Recognizing that the Anti-Kickback Law is broad and may technically prohibit many innocuous or beneficial arrangements within the health care industry, the U.S. Department of Health and Human Services (HHS) has issued a series of regulations, known as the “safe harbors.” These regulations set forth certain safe harbors which, if all applicable requirements are met, can protect health care providers and other parties from being prosecuted under the Anti-Kickback Law. Although full compliance with all applicable safe harbors can provide protection against prosecution under the Anti-Kickback Law, the failure of a transaction or arrangement to fit within one or more safe harbors does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Law will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the Office of the Inspector General of the HHS, referred to as the OIG. To provide specific guidance on the application of the Anti-Kickback Law, Congress required the OIG to implement an advisory opinion process. In an advisory opinion, the OIG may determine that it will not sanction the advisory opinion’s requestor even if the arrangement or practice in question technically violates the Anti-Kickback Law. Although these advisory opinions are binding on the OIG and the parties requesting the opinions, no third-party may legally rely on them.

      Many states have adopted laws similar to the Anti-Kickback Law. Some of these state prohibitions apply to referrals for health care items and services reimbursed by any source, not only the Medicare and Medicaid Programs. Some of these state prohibitions may be more restrictive than the Anti-Kickback Law in material respects, and the federal safe harbors may not apply.

      These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices, such as us, by limiting the kinds of financial arrangements (including sales programs) we may have with hospitals, physicians, imaging centers, and other potential purchasers of medical devices. We have in place formal policies related to compliant marketing practices. These laws are also implicated by a manufacturer’s compensation or ownership arrangements with customers (or physicians in a position to recommend the purchase of a manufacturer’s products). We have various types of compensation arrangements with customers and physicians, including consulting agreements, research and development agreements, and lease agreements. Furthermore, we have certain joint venture arrangements with customers to establish and operate PETNET radiopharmacies. We believe that these various arrangements have been structured to comply with federal and state anti-kickback laws. For example, we believe the various compensation arrangements, which we have with customers, provide for fair market value compensation for services and/or space furnished to us. Additionally, we believe that the PETNET joint venture arrangements require at-risk investments and provide for returns on investment, which are proportional to the level of investment. Given the breadth of the federal and state anti-kickback laws, however, there can be no assurance that federal or state regulatory authorities will determine that all of our arrangements comply with these laws. We have attempted to structure our business arrangements to comply with the Anti-Kickback Law and similar state laws, but there can be no assurances to this effect.

      Other federal and state laws prohibit individuals or entities from presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent or are for items or services not provided as claimed. Violations of these laws can result in substantial criminal and civil penalties. Although we do not submit claims on our own behalf to third-party payors, we may provide some billing and reimbursement advice to purchasers of our products. Since we cannot assure that the government will regard any billing errors that may be made by a customer relying on our advice as inadvertent, these laws are potentially applicable to us.

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

The Stark Law

      Congress has also passed significant prohibitions against certain physician referrals of patients for health care services. These prohibitions are commonly known as the Stark Law. The Stark Law prohibits a physician from making referrals for particular health care services (called designated health services) to entities with which the physician, or an immediate family member of the physician, has a financial relationship. If an arrangement is covered by the Stark Law, the requirements of a Stark Law exception must be met for the physician to be able to make referrals to the entity for designated health services.

      The term “financial relationship” is defined very broadly to include most types of ownership or compensation relationships. The Stark Law also prohibits the entity receiving the referral from seeking payment under the Medicare and Medicaid programs for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties and could be excluded from participating in Medicare or Medicaid.

      As originally enacted, the Stark Law restricted referrals for clinical laboratory services. This version of the Stark Law is also called Stark I. Effective January 1, 1995, the Stark Law was expanded to include physical therapy services; occupational therapy services; radiology services, including magnetic resonance imaging (MRI), computerized axial tomography (CAT) scans, and ultrasound services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. This version of the Stark Law is also known as Stark II.

      The Stark Law defines a financial relationship to include (1) a physician’s ownership or investment interest in an entity and (2) a compensation relationship between a physician and an entity. Under the Stark Law, financial relationships include both direct and indirect relationships. We have various compensation arrangements with physicians, including consulting agreements, research and development agreements, and lease agreements. Also, we have a number of joint venture arrangements to establish and operate PETNET radiopharmacies. In connection with these different arrangements there are physicians who would have a financial relationship with us under the Stark Law. Accordingly, these physicians would not be able to refer patients to us for designated health services unless a Stark Law exception applies.

      The definition of “designated health services” includes “radiology services, including magnetic resonance imaging, computerized axial tomography and ultrasound services.” On January 4, 2001, HHS issued final regulations to the Stark II provisions of the Stark Law. These regulations became effective on January 4, 2002. The final regulations exclude from the definition of covered designated health services “nuclear medicine services and supplies.” We believe that this exclusion covers the equipment and services we provide.

      HHS has accepted comments to the Stark II final rules and has stated that it will issue further regulations to the Stark Law in the future. In addition, HHS has indicated that it will propose new regulations to amend the definition of “radiology and certain other imaging services” to include diagnostic nuclear medicine services and supplies. If enacted, this amendment would mean that our nuclear medicine services and supplies would be included under the definition of designated health services under the Stark Law. We cannot predict whether HHS will implement this amendment or will adopt additional regulations that affect our business.

      If the Stark Law applies to the relationships between us and referring physicians, there are exceptions to the Stark Law which, if certain requirements are met, would permit those physicians to refer patients to us for designated health services. The Stark Law contains exceptions for certain physician ownership or investment interests in entities and certain physician compensation arrangements with entities. The exceptions for compensation arrangements include employment relationships, personal services contracts, and space and equipment leases. If a compensation arrangement between a physician, or immediate family member, and an entity satisfies all requirements for a Stark Law exception, then the Stark Law will not prohibit the physician from referring patients to the entity for designated health services. We believe that our compensation and joint venture arrangements with physicians who refer to us would meet or could be restructured to meet the requirements for an exception under the Stark Law.

      If an entity violates the Stark Law, it could be subject to civil penalties of up to $15,000 per prohibited claim and may be excluded from participation in Medicare and Medicaid. If the Stark Law applies to the relationships between us and our referring physicians and no exceptions under the Stark Law are available, then we will be required to restructure these relationships or refuse to accept referrals for designated health services from these physicians. If we were found to have submitted claims to Medicare for services provided pursuant to a referral prohibited by the Stark Law, then we would be required to repay amounts received from Medicare for those services and could be subject to civil monetary penalties. If we were required to repay amounts to Medicare or were subject to fines, the Company could be harmed.

      Many states have physician relationship and referral statutes that are similar to the Stark Law. We believe we are in substantial compliance with applicable state laws on physician relationships and referrals. However, any finding that we are not in compliance with these state laws could require us to change our operations and could have a negative impact on us.

HIPAA Regulations Relating to the Privacy, Security, and Electronic Transmission of Health Information

      In 1996 Congress passed the Health Insurance Portability and Accountability Act of 1996 (HIPAA). Among other things, HIPAA established several requirements regarding the privacy, security and transmission of health information. HHS has issued several sets of regulations in accordance with its authority under HIPAA. In general, these regulations apply directly to health care providers, health plans, and health care clearinghouses, as well as indirectly, in certain instances, to those who provide services on behalf of these entities which involve the receipt or disclosure of health information. Our employee health plan will be subject to the HIPAA regulations. Some of our operations may also be subject to these regulations.

      Pursuant to HIPAA, HHS issued final privacy regulations establishing comprehensive federal standards relating to the use and disclosure of protected health information. These regulations, among other things, establish limits on the use and disclosure of protected health information, provide for patients’ rights to access, request amendments, and receive an accounting of certain uses and disclosures of protected health information, and require covered health entities to implement certain safeguards to protect identifiable health information. The federal privacy regulations do not supersede state privacy laws that are more stringent. Thus, to the extent we are subject to the privacy regulations, we must determine which state privacy laws are more stringent than the federal laws and comply with those state laws in addition to the federal privacy regulations. The compliance date for the federal privacy regulations was April 14, 2003. On July 6, 2001, HHS issued its first guidance document relating to these regulations. On August 14, 2002, HHS issued a final rule modifying certain provisions of the HIPAA privacy regulations. HHS may propose additional modifications in the future.

      Like the privacy regulations, the regulations providing electronic transaction standards for the processing of health claims also are finalized. These regulations establish uniform standards relating to data reporting, formatting, and coding that covered entities must use in conducting certain health care transactions electronically. The electronic transaction standards presently apply to eight different transactions, including transactions relating to health care claims and health care payment and remittance advice. The compliance date for these regulations was October 16, 2002. However, we obtained a one-year extension of the transaction standards compliance date. We filed a compliance plan with HHS for purposes of the transactions conducted by our health plan. Outside of our health plan, we do not believe we are subject to the electronic transaction standards since we do not otherwise conduct any of the covered transactions.

      The security regulations promulgated pursuant to HIPAA were finalized on February 20, 2003 and covered entities are required to be in compliance with them by April 21, 2005. The purpose of the proposed security regulations is to establish a minimum standard for the protection of individual health information that is stored or transmitted electronically. The regulations provide administrative procedures, physical safeguards, and technical mechanisms that may be implemented to satisfy the regulations.

      Violations of the privacy regulations are punishable by civil and criminal penalties. State privacy laws may impose similar sanctions on us. Violations of the electronic transactions standards are punishable by civil penalties.

      The HIPAA privacy, security and transaction standards regulations could result in significant financial obligations for us and will pose increased regulatory risk. At this time, we are not able to determine the full consequences of the HIPAA regulations for our business or the total cost of complying with these regulations. However, the HIPAA regulations could have a significant impact on us operationally and financially.

Employees

      As of September 30, 2003, we employed directly and through our subsidiaries 915 people. Of these 915 people, 283 work in our PET scanner manufacturing business, 226 work in our radiopharmaceutical business, 54 work in our detector materials business, 242 work in our services business for scanners, cyclotrons, and other products, and the remaining 110 work in various administrative functions supporting all of these businesses. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.ctimi.com) under the “Investor Relations” caption free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We are not including the information on our website as a part of, nor incorporating it by reference into, this Form 10-K.

Item 2.     Properties

      We currently own 201,000 square feet of office, research and development, manufacturing and warehouse space in Knoxville, Tennessee, and 63,000 square feet of production space in Rockford, Tennessee. We have entered into a lease for approximately 22,000 square feet of additional office space and 10,000 square feet of warehouse space in Knoxville, Tennessee. Except for the space located in Rockford, Tennessee, which is used primarily by our Detector Materials segment, each of the foregoing facilities is used in part by each of our financial reporting segments.

      CPS leases office, research and development, manufacturing and warehouse space in Knoxville, Tennessee from CTI under a lease agreement which runs through December 31, 2012. During 2003, CPS purchased approximately 21,000 square feet of office and warehouse space located in Rockford, Tennessee.

      We currently lease space for 30 PETNET radiopharmacies throughout the U.S., including metropolitan areas such as New York, Chicago, Tampa, San Francisco, Los Angeles, Phoenix, Dallas, Detroit and Nashville. Four of these leased properties are locations for future radiopharmacies. We operate 13 of our radiopharmacies in facilities that are owned by other parties and for which our use of the facilities is governed by our commercial agreements with those parties rather than separate facility leases. In addition, we have a PETNET radiopharmacy located in Mount Vernon, United Kingdom.

      CTI Services has offices in Europe that house sales and service personnel who provide support for products sold in Europe. These facilities are used by our CTI Services segment.

Item 3.     Legal Proceedings

      In May 2002, Cox Nuclear Pharmacy, Inc. & Accuscan LLC filed an action against CTI, PETNET Pharmaceuticals, Inc. and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs sought $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. The claims against the PETNET employee have been dismissed. On December 5, 2003, the District Court granted summary judgment against the plaintiffs as to all remaining claims but leaving unaffected CTI’s counterclaim for liquidated damages under CTI’s purchase order with the plaintiffs.

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

      On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by CTI in the United States District Court, Eastern District of Wisconsin. The complaint alleged threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. CTI was not named as a defendant in that action. The defendants answered the complaint and denied liability. On September 23, 2003, the District Court in Wisconsin granted General Electric’s motion for voluntary dismissal without prejudice, which afforded General Electric an opportunity to refile the action in another United States District Court and potentially include additional defendants in addition to the two former employees. On November 24, 2003, General Electric refiled this action in the United States District Court for the Eastern District of Tennessee, Knoxville Division, against the two employees, CTI and PETNET. The defendants filed their motion for dismissal against all of GE’s claims on December 15, 2003. Due to the early stage of this action we are not able at the present time to render an opinion as to the likelihood of an outcome unfavorable to CTI or PETNET or as to the amount or range of potential loss by CTI or PETNET in the event of an unfavorable outcome, but we intend to vigorously contest this suit.

      We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fiscal quarter ended September 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company’s Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: CTMI) since June 21, 2002. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market for quarter ends during our 2003 and 2002 fiscal years.

Quarter Ended	High	Low

June 30, 2002	$23.45	$17.35
September 30, 2002.	$25.94	$13.53
December 31, 2002.	$27.70	$21.30
March 31, 2003.	$26.34	$16.22
June 30, 2003	$20.13	$16.26
September 30, 2003.	$17.90	$12.80

Holders

      The number of record holders of the Company’s Common Stock at December 1, 2003 was 137, excluding beneficial owners of shares registered in nominee or street name.

Dividend Policy

      The Company has not paid any cash dividends on its common stock since its inception and does not intend to pay any such dividends in the foreseeable future. Pursuant to the terms of our existing credit facility, we are restricted from paying dividends. See Item 7 of this annual report under the sub-heading “Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of September 30, 2003:

Number of Shares
Remaining Available
	Number of Shares to	Weighted-Average	for Future Issuance
	be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	3,501,781	$9.70	1,381,089 (1)
Equity compensation plans not approved by stockholders	450,506 (2)	$5.12	—

Total	3,952,287	$9.18	1,381,089

(1)	Includes up to 5,928 shares that may be granted as awards of restricted stock, performance shares or unrestricted stock under the 2002 Long-Term Incentive Plan.

(2)	Includes warrants to acquire 76,000 shares issued in connection with the execution of a consulting agreement and 374,506 options issued outside of our 1998 Amended and Restated Incentive Stock Option Plan to certain non-employee advisors and consultants. See “Stock Options, Warrants and Restricted Stock” in note 9 of the notes to our consolidated financial statements appearing elsewhere in this annual report

Sales of Unregistered Securities

      During the year ended September 30, 2003, we had no sales of unregistered securities.

Use of Offering Proceeds

      The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16.0 million was approximately $171.4 million. As of September 30, 2003, $10.2 million of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $0.3 million of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, approximately $62.0 million of the net offering proceeds had been used to decrease our outstanding balance under our credit facility, approximately $14.5 million had been used to extinguish capital lease obligations, and $11.4 million was used to repay our construction loan and our mortgage loan agreement. In addition, approximately $19.6 million was used for the acquisition of our subsidiary Mirada Solutions Limited in August 2003. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

Item 6.	Selected Financial Data

      You should read the following selected consolidated financial data in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data”. We have derived the selected financial data set forth below from our audited financial statements and related notes.

	For The Year Ended September 30,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$362,289	$258,395	$188,877	$124,026	$88,247
Costs and expenses
Cost of revenues	219,127	150,654	110,249	68,372	52,711
Selling, general and administrative expenses	52,221	37,069	29,433	21,751	15,430
Research and development expenses	29,931	21,658	18,985	14,845	10,605
Write-off of in process research and development	1,380	—	—	—	—
Stock-based compensation expenses	1,909	12,250	538	503	—
Income from operations	57,721	36,764	29,672	18,555	9,501
Warrant liability mark to market expense	—	8,902	3,921	3,174	—
Interest expense, net	804	4,148	3,767	2,300	1,029
Provision for income taxes	22,935	14,590	9,930	3,875	1,465
Minority interest expense	15,387	12,969	6,366	4,453	3,035
Net income (loss)	20,563	(3,419)	6,116	4,378	3,482
Earnings (loss) per common share:
Basic	$0.47	$(0.25)	$0.15	0.10	$0.13
Diluted	$0.44	$(0.25)	$0.13	0.09	$0.11
Weighted average shares outstanding:
Basic	43,351,390	32,497,070	27,860,086	25,243,051	27,269,253
Diluted	46,457,355	32,497,070	31,340,041	28,440,078	30,309,014

	As of September 30,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Total assets	$425,048	$351,709	$207,781	$143,041	$92,345
Long-term debt and capital leases	18,688	26,730	73,122	36,878	3,102
Redeemable preferred stock	—	—	7,740	7,397	7,084
Convertible redeemable preferred stock	—	—	5,040	4,230	3,542
Stockholders’ equity	259,853	219,489	24,157	8,110	11,217

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed below in this Item under the sub-heading “Risk Factors.” See also the “Cautionary Notice Regarding Forward-Looking Statements” set forth at the beginning of this report.

      You should read the following discussion and analysis in conjunction with “Item 6 — Selected Financial Data” and “Item 8 — Financial Statements and Supplementary Data” appearing elsewhere in this report.

Overview

      We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at the molecular level thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes scanners, cyclotrons, detector materials, production and distribution of radiopharmaceuticals, and distribution and related support services.

      Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to our CPS segment. Our strategy includes plans for growing our other segments over time with a goal of having greater than 50% of our gross revenues and net income being derived from such other segments by 2006, the expected year that Siemens’ could first close on the exercise of its option to purchase CPS. This strategy contemplates the following initiatives: (1) expansion of our PETNET radiopharmaceutical distribution network to meet market needs; (2) direct distribution of PET scanners by CTI; (3) development of new proprietary radiopharmaceuticals; (4) growing our service contract business; and (5) adding additional products and services, such as Mirada workstations.

Segments

      We operate in four segments for financial reporting purposes: CPS; PETNET; Detector Materials, and CTI Services. In addition, we have other business operations that are not classified as separate segments for financial reporting purposes, including general corporate activities. Effective October 1, 2003, the PETNET and CTI Services segments have been combined to reflect organizational changes. In future fiscal reporting periods these two segments will be reported as one segment, CTI Solutions.

CPS

      Our CPS segment includes the development, production and sale of PET and PET/CT scanners. We conduct this business through our subsidiary, CTI PET Systems, Inc. which does business as CPS Innovations (CPS) and which was formed in 1987 as a joint venture with Siemens Medical Solutions USA, Inc., a wholly owned subsidiary of Siemens, AG. We own 50.1% of CPS and Siemens owns the remaining 49.9%.

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

      In April 2001 we implemented a multiple distributor strategy for CPS by commencing direct distribution and by pursuing additional third-party distributor agreements. In November 2001 we added Hitachi Medical Systems America, Inc. as a third-party distributor of CPS’ products, and in October 2003 we added Toshiba Medical Systems Corporation as a third-party distributor of CPS’ products in Japan.

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

      The scanners manufactured by CPS have historically ranged in customer price from $800,000 to $2.4 million and offer customers a broad range of throughput times, resolution and image quality.

PETNET

      Our PETNET segment consists of our business of developing, producing and distributing radiopharmaceuticals and providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We conduct this business through our subsidiary, PETNET Pharmaceuticals, Inc.

      We currently operate 39 PETNET radiopharmacies in the U.S. and 1 radiopharmacy in the United Kingdom. Thirteen of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 40 radiopharmacies PETNET operates also include three radiopharmacies we do not consolidate. While PETNET owns 50.1% of these radiopharmacies, we do not exert significant influence to control the activities of these three radiopharmaceutical production and distribution facilities.

Detector Materials

      Our Detector Materials segment includes our business of developing, manufacturing and selling detector materials for use in PET scanners. We conduct this business through an unincorporated division of CTI called CTI Detector Materials, and a wholly owned subsidiary named Advanced Crystal Technology, LLC (ACT), acquired in July 1999.

      Our Detector Materials division has certain exclusive rights to the development and manufacturing of our current generation detector material called lutetium oxyorthosilicate, or LSO. We obtained an exclusive license from Schlumberger Technology Corporation with respect to LSO in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are expected to expire in October 2008. We have invested significant capital in our Detector Materials segment in order to meet expected increased demand for detector materials as the PET market continues to grow. ACT previously manufactured bismuth germanate, or BGO, the primary detector material used in PET scanners manufactured by CPS prior to the introduction of LSO.

CTI Services

      Our CTI Services segment includes CTI’s division that distributes and installs PET scanners manufactured by CPS; CTI’s division that manufactures, sells and installs cyclotrons; CTI’s subsidiary that manufactures and sells calibration sources; CTI’s domestic product service division; CTI’s subsidiaries in Germany, Spain, Italy and the United Kingdom that distribute and service our products in Europe; our subsidiary in South Korea that distributes our services and products in South Korea; and Mirada Solutions Limited which develops and sells imaging workstations and which we acquired in August 2003.

Components of Revenues and Expenses

Revenues

      Our revenue is derived primarily from sales of PET products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Effective July 1, 2003, in conjunction with the implementation of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, revenue for cyclotron systems is recognized upon shipment of the equipment with amounts attributable to installation of the systems deferred until completion of installation. Revenue for service contracts is recognized ratably over the period the service is provided.

Cost of Revenues

      Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 40 PETNET radiopharmacies. We employ a network of PET field service engineers to service our installed base of scanners and cyclotrons.

      Cost of revenues consists primarily of purchase cost of materials; expenses related to internal operations of the manufacturing and service organizations; expenses related to technical support and maintenance; expenses related to shipping, installation, acceptance, and warranty of our products; royalties payable under technology licenses; and fixed asset depreciation, primarily for our detector materials and radiopharmacies.

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

	Year Ended September 30,

	2003	2002	2001

Revenues:
CPS	$247.7	$189.0	$133.6
PETNET	74.9	55.6	35.6
Detector materials	55.2	29.2	18.4
CTI Services	125.8	65.6	41.7
Intercompany eliminations	(141.3)	(81.0)	(40.4)

Total	362.3	258.4	188.9

	Year Ended September 30,

	2003	2002	2001

Cost of revenues:
CPS	167.9	118.8	79.2
PETNET	51.9	40.3	27.0
Detector materials	26.1	18.4	11.5
CTI Services	110.2	48.2	30.4
Intercompany eliminations	(137.0)	(75.1)	(37.8)

Total	219.1	150.6	110.3

Selling, general and administrativeexpenses:
CPS	11.8	10.8	18.6
PETNET	13.9	11.2	5.0
Detector materials	2.3	1.2	0.8
CTI Services	23.1	12.8	4.9
Corporate and other	1.1	1.1	0.1

Total	52.2	37.1	29.4

Research and development expenses:
CPS	19.7	15.7	14.6
PETNET	5.2	3.2	1.7
Detector materials	0.9	1.0	0.5
CTI Services	3.9	1.8	2.2
Corporate and other	0.2	—	—

Total	29.9	21.7	19.0

Write-off of in process research and development:
Corporate and other	1.4	—	—
Stock-based compensation:
CPS	0.3	3.9	0.4
PETNET	0.3	1.4	—
Detector materials	—	1.6	—
CTI Services	0.6	2.3	0.1
Corporate and other	0.7	3.0	—

Total	1.9	12.2	0.5

Income (loss) from operations:
CPS	48.0	39.8	20.8
PETNET	3.6	(0.5)	1.9
Detector materials	25.9	7.0	5.6
CTI Services	(12.0)	0.5	4.1
Corporate and other	(7.7)	(10.0)	(2.7)

Total	$57.8	$36.8	$29.7

      The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Year Ended September 30,
	2003

	2003	2002	2001

Revenues:
CPS	68.4%	73.1%	70.7%
PETNET	20.7	21.5	18.9
Detector materials	15.2	11.3	9.7
CTI Services	34.7	25.4	22.1
Intercompany eliminations	(39.0)	(31.3)	(21.4)

Total	100.0%	100.0%	100.0%

Income (loss) from operations:
CPS	83.0%	108.1%	70.0%
PETNET	6.2	(1.4)	6.4
Detector materials	44.8	19.0	18.9
CTI Services	(20.7)	1.4	13.8
Intercompany eliminations	(13.3)	(27.1)	(9.1)

Total	100.0%	100.0%	100.0%

      The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses and income from operations for all segments, expressed as a percentage of segment revenues.

	Year Ended September 30,
	2003

	2003	2002	2001

CPS:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	67.8	62.8	59.3
Selling, general and administrative	4.8	5.7	13.9
Research and development	8.0	8.3	10.9
Stock-based compensation	0.1	2.1	0.3

Income (loss) from operations	19.3	21.1	15.6

PETNET:
Revenues	100.0	100.0	100.0
Cost of revenues	69.3	72.5	75.8
Selling, general and administrative	18.6	20.1	14.1
Research and development	6.9	5.8	4.8
Stock-based compensation	0.4	2.5	—

Income (loss) from operations	4.8	(0.9)	5.3

	Year Ended September 30,
	2003

	2003	2002	2001

Detector materials:
Revenues	100.0	100.0	100.0
Cost of revenues	47.3	63.0	62.5
Selling, general and administrative	4.2	4.1	4.3
Research and development	1.6	3.4	2.7
Stock-based compensation	—	5.5	—

Income (loss) from operations	46.9	24.0	30.5

CTI Services:
Revenues	100.0	100.0	100.0
Cost of revenues	87.6	73.5	72.9
Selling, general and administrative	18.3	19.5	11.8
Research and development	3.1	2.7	5.3
Stock-based compensation	0.5	3.5	0.2

Income (loss) from operations	(9.5)	0.8	9.8

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Revenues

      Revenues for the year ended September 30, 2003 were $362.3 million, an increase of $103.9 million, or 40.2%, from $258.4 million in 2002.

      CPS. Revenues for the year ended September 30, 2003 were $247.7 million, an increase of $58.7 million, or 31.1%, from $189.0 million in 2002. The increase in revenues was driven primarily by an increase in unit sales of scanners from 146 units in 2002 to 179 units in 2003 and, to a lesser extent, by an increase in sales of parts and services. In addition to the increase in units sold, average scanner sales price also increased from 2002 due to a shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 30.6% and 20.0% of total CPS revenues for the years ended September 30, 2003 and 2002, respectively. Intersegment revenues increased as a percentage of revenues as a result of sales to CTI Services under the new multiple distributor arrangement.

      PETNET. Revenues for the year ended September 30, 2003 were $74.9 million, an increase of $19.3 million, or 34.7%, from $55.6 million in 2002. The increase in revenue was primarily due to the growth of dose shipments driven by continued increase in PET utilization as well as opening new PETNET radiopharmacies. To a lesser extent increases were also attributable to approximately $5.4 million in sales of the MicroPET animal scanners. PETNET delivered approximately 58.4% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the year ended September 30, 2003 compared to the year ended September 30, 2002. The increase in doses delivered was partially offset by a decrease in average revenue per dose. PETNET had no intersegment revenues for the years ended September 30, 2003 and 2002.

      Detector Materials. Revenues for the year ended September 30, 2003 were $55.2 million, an increase of $26.0 million, or 89.0%, from $29.2 million in 2002. Intersegment revenues accounted for 94.8% and 96.4% of total detector material revenues for the years ended September 30, 2003 and 2002, respectively. The growth in revenues was primarily due to growth in unit shipment volume of LSO-based scanners.

      CTI Services. Revenues for the year ended September 30, 2003 were $125.8 million, an increase of $60.2 million, or 91.8%, from $65.6 million in 2002. The increase in revenues was primarily due to an increase in direct distribution sales of PET and PET/CT scanners by CTI Services, purchased from CPS. Intersegment revenues accounted for 10.6% and 22.7% of total CTI Services revenues for the years ended

September 30, 2003 and 2002, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third-party sales of PET and PET/CT scanners through CTI Services’ direct distribution efforts and fewer intersegment sales of cyclotrons to PETNET. As described in note 2 to the financial statements, effective July 1, 2003 the Company implemented Emerging Issues Task Force Issue 00-21 (the Issue), Accounting for Revenue Arrangements with Multiple Deliverables, and recognized $2.5 million of revenue on cyclotron sales that would have been deferred under previous accounting guidance.

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the year ended September 30, 2003 were $141.3 million, an increase of $60.3 million, or 74.4%, from $81.0 million in 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET and PET/CT scanners to CTI Services from CPS.

Cost of Revenues

      Cost of revenues for the year ended September 30, 2003 was $219.1 million, an increase of $68.5 million, or 45.5%, from $150.6 million for 2002. Cost of revenues for the year ended September 30, 2003 was 60.5% of revenues compared to 58.3% for 2002.

      CPS. Cost of revenues for the year ended September 30, 2003 was $167.9 million, an increase of $49.1 million, or 41.3%, from $118.8 million for 2002. Cost of revenues for the year ended September 30, 2003 increased to 67.8% of revenues compared to 62.8% of revenues for 2002. The increase in cost of revenues as a percentage of revenues is primarily due to two factors. First, a larger percentage of units were sold under the terms of the multiple distributor agreements which reflect transfer prices from CPS and thus have lower gross margins. In 2002, many sales carried retail sales prices and higher gross margins under the previous distribution agreement with Siemens. Second, a change in sales mix from PET to PET/CT units which generally carry higher manufacturing costs also contributed to the increase in cost of revenues as a percentage of revenues.

      PETNET. Cost of revenues for the year ended September 30, 2003 was $51.9 million, an increase of $11.6 million, or 28.8%, from $40.3 million in 2002. The increase in cost of revenues was due primarily to an increase in current year sales of MicroPET scanners. Cost of revenues for the year ended September 30, 2003 decreased to 69.3% of revenues from 72.5% of revenues for 2002. The decrease in cost of revenues as a percentage of revenues was due to higher utilization of production and distribution resources to support the increase in the volume of doses delivered.

      Detector Materials. Cost of revenues for the year ended September 30, 2003 was $26.1 million, an increase of $7.7 million, or 41.8%, from $18.4 million for 2002. The increase in cost of revenues was due primarily to the similar increase in revenues. Cost of revenues for the year ended September 30, 2003 decreased to 47.3% of revenues compared to 63.0% of revenues for 2002. The decrease in cost of revenues as a percentage of revenues was due to the shift in sales mix from BGO to LSO detector materials as well as increasing efficiency and production improvements concurrent with the ramp up of manufacturing operations to meet the growing demand for LSO-based detector materials.

      CTI Services. Cost of revenues for the year ended September 30, 2003 was $110.2 million, an increase of $62.0 million, or 128.6%, from $48.2 million for 2002. The increase in cost of revenues was due primarily to an increase in scanner units sold. Cost of revenues for the year ended September 30, 2003 increased to 87.6% of revenues compared to 73.5% of revenues for 2002. The increase in cost of revenues as a percentage of revenues results from a shift in sales mix to direct distribution of PET scanners purchased from CPS. The percentage of CTI Services’ sales coming from the direct distribution of scanners purchased from CPS, which business carries a lower gross margin than sales of cyclotrons or service contracts, more than doubled in 2003 over 2002. In addition to the shift in sales mix to more direct sales, competitive pricing pressure drove a decrease in the average scanner sales price, collectively resulting in the increased cost of revenues as a percentage of revenues. We believe the increased competitive pricing is expected to continue through at least the first half of fiscal 2004.

      Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the year ended September 30, 2003 were $137.0 million, an increase of $61.9 million, or 82.4%, from $75.1 million in 2002. Cost of revenues eliminated for the year ended September 30, 2003 increased to 37.8% of revenues compared to 29.1% of revenues for 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET and PET/CT scanners to CTI Services from CPS.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended September 30, 2003 were $52.2 million, an increase of $15.1 million, or 40.7%, from $37.1 million for 2002. Selling, general and administrative expenses for the year ended September 30, 2003 and 2002 were 14.4% of revenues.

      CPS. Selling, general and administrative expenses for the year ended September 30, 2003 were $11.8 million, an increase of $1.0 million, or 9.3%, from $10.8 million in 2002. Selling, general and administrative expenses for 2003 were 4.8% of revenues compared to 5.7% in 2002. The decrease was due to the impact of the new distribution arrangements implemented in connection with the new multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs shifted from CPS to its distributors.

      PETNET. Selling, general and administrative expenses for the year ended September 30, 2003 were $13.9 million, an increase of $2.7 million, or 24.1%, from $11.2 million for 2002. The increase was primarily due to additional personnel and increased marketing expenses to support a PET education program for referring physicians. Selling, general and administrative expenses for 2003 were 18.6% of revenues compared to 20.1% in 2002.

      Detector Materials. Selling, general and administrative expenses for the year ended September 30, 2003 were $2.3 million, an increase of $1.1 million, or 91.7%, from $1.2 million for 2002. As a percentage of revenues, selling, general and administrative expenses were 4.2% and 4.1% for 2003 and 2002, respectively. The increases were primarily related to increased administrative expenses to support significant sales growth.

      CTI Services. Selling, general and administrative expenses were $23.1 million for the year ended September 30, 2003, an increase of $10.3 million, or 80.5%, from $12.8 million for 2002. A portion of this increase was due to the Company recording $0.5 million of bad debt expense to reserve for the outstanding accounts receivable balances for two scanner sales that were only partially funded by the sales financing company, DVI Financial Services, Inc., prior to its entering into bankruptcy.

      Selling, general and administrative expenses for the year ended September 30, 2003 were 18.3% of revenues compared to 19.5% of revenues for 2002. A significant portion of this relative percentage decrease was related to an increase in revenues from the direct distribution of PET and PET/CT scanners purchased from CPS.

      Corporate and Other. Selling, general and administrative expenses not allocated to a financial reporting segment for the year ended September 30, 2003 and 2002 were $1.1 million.

Research and Development Expenses

      Research and development expenses for the year ended September 30, 2003 were $29.9 million, an increase of $8.2 million, or 37.8%, from $21.7 million for 2002. Research and development expenses for the year ended September 30, 2003 were 8.3% of revenues compared to 8.4% for 2002.

      CPS. Research and development expenses for the year ended September 30, 2003 were $19.7 million, an increase of $4.0 million, or 25.5%, from $15.7 million in 2002. CPS continued to invest in new scanner technology, with the increases in 2003 primarily devoted to PET/CT and LSO scanner developments. Research and development expenses for 2003 were 8.0% of revenues compared to 8.3% in 2002.

      PETNET. Research and development expenses for the year ended September 30, 2003 were $5.2 million, an increase of $2.0 million, or 62.5%, from $3.2 million for 2002. Research and development expenses for 2003 were 6.9% of revenues compared to 5.8% in 2002. The increases were due to increased investment in radiopharmaceutical research and development, which resulted in the addition of personnel and consulting expenses. We expect research and development expenses in our PETNET segment to continue to increase as a percentage of revenues as we continue to pursue the development of new radiopharmaceuticals.

      Detector Materials. Research and development expenses for the year ended September 30, 2003 were $0.9 million, representing a decrease of $0.1 million, or 10.0%, from $1.0 million for 2002. As a percentage of total revenues, research and development expenses for the year ended September 30, 2003 decreased to 1.6% from 3.4% for 2002. The relative percentage decrease resulted from the significant increase in revenues.

      CTI Services. Research and development expenses for the year ended September 30, 2003 were $3.9 million, an increase of $2.1 million, or 116.7%, from $1.8 million for 2002. Research and development expenses for the year ended September 30, 2003 were 3.1% of revenues compared to 2.7% for 2002. The increases were due to the continued development of our Reveal Network Solutions and Mirada workstations.

Write-off of in process research and development

      In connection with the acquisition of Mirada Solutions Limited in August 2003 we recorded a $1.4 million one time, non-cash write-off of in-process research and development.

Stock-based Compensation Expense

      Stock-based compensation expense for the year ended September 30, 2003 was $1.9 million, a decrease of $10.3 million, or 84.4%, from $12.2 million for 2002. Stock-based compensation expense for the year ended September 30, 2003 was 0.5% of revenues compared to 4.7% in 2002. In 2002, stock-based compensation expense primarily included charges for vested options granted with exercise prices below the fair market value of our stock, no similar grants were issued in 2003. During the fourth quarter of the year ended September 30, 2002, our subsidiary companies agreed to reimburse our parent company for the respective amounts of stock-based compensation expense attributable to such companies.

      CPS. Stock-based compensation expense for the year ended September 30, 2003 was $0.3 million, a decrease of $3.6 million, or 92.3%, from $3.9 million in 2002. Stock-based compensation expense for the year ended September 30, 2003 was 0.1% of revenues compared to 2.1% in 2002.

      PETNET. Stock-based compensation expense for the year ended September 30, 2003 was $0.3 million, a decrease of $1.1 million, or 78.6%, from to $1.4 million in 2002. Stock-based compensation expense for the year ended September 30, 2003 was 0.4% of revenues compared to 2.5% in 2002.

      Detector Materials. No stock-based compensation expense was incurred for the year ended September 30, 2003 compared to $1.6 in 2002. Stock-based compensation expense for the year ended September 30, 2002 was 5.5% of revenues.

      CTI Services. Stock-based compensation expense for the year ended September 30, 2003 was $0.6 million, a decrease of $1.7 million, or 73.9%, from $2.3 million for 2002. Stock-based compensation expense for the year ended September 30, 2003 was 0.5% of revenues compared to 3.5% in 2002.

      Corporate and Other. Stock-based compensation expense not allocated to a financial reporting segment for the year ended September 30, 2003 was $0.7 million, compared to $3.0 million in 2002.

Income (Loss) from Operations

      Income from operations for the year ended September 30, 2003 was $57.8 million, an increase of $21.0 million, or 57.1%, from $36.8 million for 2002. Income from operations for the year ended September 30, 2003 was 16.0% of revenues compared to 14.2% for 2002.

      CPS. Income from operations for the year ended September 30, 2003 was $48.0 million, an increase of $8.2 million, or 20.6%, from $39.8 million for 2002. Income from operations for the year ended September 30, 2003 was 19.3% of revenues compared to 21.1% for 2002. This decrease in operating profit margins is primarily due to the lower transfer prices on units sold under the new multiple distribution agreements and higher manufacturing costs of PET/CT scanners.

      PETNET. Income from operations for the year ended September 30, 2003 was $3.6 million, an increase of $4.1 million, from ($0.5) million for 2002. Income from operations for the year ended September 30, 2003 was 4.8% of revenues compared to (0.9)% for 2002. These increases were caused in part by 2002 including $1.3 million in non-recurring losses related to the early extinguishment of debt. The remaining increase in operating margins is primarily the result of an increase in gross profit margins.

      Detector Materials. Income from operations for the year ended September 30, 2003 was $25.9 million, an increase of $18.9 million, from $7.0 million for 2002. Income from operations for the year ended September 30, 2003 was 46.9% of revenues compared to 24.0% for 2002. The increase resulted primarily from decreased stock-based compensation expense in 2003 and increases in gross profit margins.

      CTI Services. Income (loss) from operations for the year ended September 30, 2003 was $(12.0) million, a decrease of $12.5 million, from $0.5 million for 2002. Income (loss) from operations for the year ended September 30, 2003 was (9.5)% of revenues compared to 0.8% for 2002. The loss from operations for the year ended September 30, 2003 was partially due to the costs associated with developing our business as a direct distributor of PET and PET/CT scanners. Additionally, competitive pricing pressure drove a decrease in the average scanner sales price, which resulted in lower gross margins.

      Corporate and Other. The loss from operations for the year ended September 30, 2003 was $7.7 million, a decrease of $2.3 million from a loss of $10.0 million for 2002. The decrease in loss from operations resulted from decreased stock-based compensation expense in 2003.

Warrant Liability Mark to Market

      Warrants with put rights were marked to market for changes in the fair market value of our common stock. The warrant liability mark to market expense for the year ended September 30, 2002 was $8.9 million. These warrants were exercised on March 29, 2002.

Interest Expense, Net

      Interest expense, net for the year ended September 30, 2003 was $0.8 million, a decrease of $3.3 million, or 80.5%, from $4.1 million for 2002. The decrease resulted from lower interest expense due to substantial long-term debt repayments and an increase in interest income due to an increase in cash equivalents and marketable securities investments after our initial public offering in June 2002.

Provision for Income Taxes

      The effective tax rate for the years ended September 30, 2003 and 2002 was 38.9% and 60.4%, respectively. The effective rate was higher in 2002 because the warrant liability mark to market expense of $8.9 million and $8.8 million of the $12.2 million of stock-based compensation expense were not tax deductible.

Minority Interest Expense

      The minority interest expense for the year ended September 30, 2003 was $15.4 million, an increase of $2.4 million, or 18.5%, from $13.0 million for 2002. The increase was due to the increase in the net income of CPS. Pursuant to the CPS board of directors’ approval to repay CTI $3.9 million in stock-based compensation expense, minority interest expense for the year ended September 30, 2002 was reduced by approximately $1.0 million, net of income taxes, in the fourth quarter.

Year Ended September 30, 2002 Compared to Year Ended September 30, 2001

Revenues

      Revenues for the year ended September 30, 2002 were $258.4 million, an increase of $69.5 million, or 36.8%, from $188.9 million in 2001.

      CPS. Revenues for the year ended September 30, 2002 were $189.0 million, an increase of $55.4 million, or 41.5%, from $133.6 million in 2001. The increase in revenues was driven primarily by an increase in unit sales of scanners from 88 units in 2001 to 146 units in 2002 and, to a lesser extent, by an increase in sales of parts and services. The increase in unit sales was partially offset by a decline in average unit prices, primarily due to the sale of a majority of the units to third-party distributors under the new multiple distributor arrangement. Intersegment revenues accounted for 20.0% and 5.0% of total CPS revenues for the years ended September 30, 2002 and 2001, respectively. Intersegment revenues increased as a percentage of revenues as a result of sales to CTI Services under the new multiple distributor arrangement.

      PETNET. Revenues for the year ended September 30, 2002 were $55.6 million, an increase of $20.0 million, or 56.2%, from $35.6 million in 2001. The increase in revenue was due to the growth of dose shipments driven by the opening of several new PETNET radiopharmacies as well as the continued increase in PET utilization. PETNET delivered approximately 88.5% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the year ended September 30, 2002 compared to the year ended September 30, 2001. The increase in doses delivered was partially offset by a decrease in average revenue per dose. Intersegment revenues accounted for none of total PETNET revenues for the years ended September 30, 2002 and 2001.

      Detector Materials. Revenues for the year ended September 30, 2002 were $29.2 million, an increase of $10.8 million, or 58.7%, from $18.4 million in 2001. Intersegment revenues accounted for 96.4% and 90.2% of total detector material revenues for the years ended September 30, 2002 and 2001, respectively. The growth in revenues, and the increase in intersegment revenues as a percentage of revenues, was primarily due to intersegment sales of LSO-based detector material to CPS to support the increased sales of LSO-based scanners.

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

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the year ended September 30, 2002 were $81.0 million, an increase of $40.6 million, or 100.5%, from $40.4 million in 2001. The increase in revenue eliminations was primarily due to the increase in the number of scanners sold to CTI Services, cyclotrons sold to PETNET, and detector materials sold to CPS.

Cost of Revenues

      Cost of revenues for the year ended September 30, 2002 was $150.6 million, an increase of $40.3 million, or 36.5%, from $110.3 million for 2001. Cost of revenues for the year ended September 30, 2002 was 58.3% of revenues compared to 58.4% for 2001.

      CPS. Cost of revenues for the year ended September 30, 2002 was $118.8 million, an increase of $39.6 million, or 50.0%, from $79.2 million for 2001. The increase in cost of revenues was due primarily to an increase in revenues. Cost of revenues for the year ended September 30, 2002 increased to 62.8% of revenues compared to 59.3% of revenues for 2001. Cost of revenues increased as a percentage of revenues primarily due to the lower margins on units sold to third-party distributors under our new multiple distributor arrangement.

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

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended September 30, 2002 were $37.1 million, an increase of $7.7 million, or 26.2%, from $29.4 million for 2001. Selling, general and administrative expenses for the year ended September 30, 2002 were 14.4% of revenues compared to 15.6% for 2001.

      CPS. Selling, general and administrative expenses for the year ended September 30, 2002 were $10.8 million, a decrease of $7.8 million, or 41.9%, from $18.6 million in 2001. The decrease was due to the impact of the new distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs was shifted from CPS to its distributors. Selling, general and administrative expenses for 2002 were 5.7% of revenues compared to 13.9% in 2001.

      PETNET. Selling, general and administrative expenses for the year ended September 30, 2002 were $11.2 million, an increase of $6.2 million, or 124.0%, from $5.0 million for 2001. Selling, general and administrative expenses for 2002 were 20.1% of revenues compared to 14.1% in 2001. The increase was primarily due to additional sales, general and administrative personnel and increased marketing expenses to support a PET education program for referring physicians. PETNET also incurred $1.3 million in losses related to the early extinguishments of certain capital lease obligations.

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

      CPS. Research and development expenses for the year ended September 30, 2002 were $15.7 million, an increase of $1.1 million, or 7.5%, from $14.6 million in 2001. CPS continued to invest in new scanner technology, with the increases in 2002 primarily devoted to PET/CT and LSO scanner developments. Research and development expenses for 2002 were 8.3% of revenues compared to 10.9% in 2001.

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

      Detector Materials. Research and development expenses for the year ended September 30, 2002 were $1.0 million, representing a increase of $0.5 million, or 100.0%, from $0.5 million for 2001. As a percentage of total revenues, research and development expenses for the year ended September 30, 2002 increased to 3.4% from 2.7% for 2001. The increase in expenses as a percentage of revenues was primarily due to research and development activities to support the launch of CPS’ new PET/CT product.

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

      CPS. Stock-based compensation expense for the year ended September 30, 2002 was $3.9 million, an increase of $3.5 million from $0.4 million in 2001. Stock-based compensation expense for the year ended September 30, 2002 was 2.1% of revenues compared to 0.3% in 2001.

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

Income (Loss) from Operations

      Income from operations for the year ended September 30, 2002 was $36.8 million, an increase of $7.1 million, or 23.9%, from $29.7 million for 2001. Income from operations for the year ended September 30, 2002 was 14.2% of revenues compared to 15.7% for 2001. The increase, which resulted primarily from growth in revenues, was reduced by increased stock-based compensation expense and losses on the early extinguishment of debt in 2002.

      CPS. Income from operations for the year ended September 30, 2002 was $39.8 million, an increase of $19.0 million, or 91.3%, from $20.8 million for 2001. Income from operations for the year ended September 30, 2002 was 21.1% of revenues compared to 15.6% for 2001. The increase in income from operations resulted from higher revenues and reduced selling costs under the new multiple distributor arrangements, partially offset by higher stock-based compensation expense in 2002.

      PETNET. Income (loss) from operations for the year ended September 30, 2002 was $(0.5) million, a decrease of $2.4 million, or 126.3%, from $1.9 million for 2001. Income from operations for the year ended September 30, 2002 was (0.9)% of revenues compared to 5.3% for 2001. These decreases were caused primarily by increased stock-based compensation expense and losses related to the early extinguishment of certain capital lease obligations in 2002.

      Detector Materials. Income from operations for the year ended September 30, 2002 was $7.0 million, an increase of $1.4 million, or 25.0%, from $5.6 million for 2001. The increase, which resulted from growth in revenues, was reduced by an increase in stock-based compensation expense. Income from operations for the year ended September 30, 2002 was 24.0% of revenues compared to 30.5% for 2001. The decrease resulted primarily from increased stock-based compensation expense in 2002.

      CTI Services. Income from operations for the year ended September 30, 2002 was $0.5 million, a decrease of $3.6 million, or 87.8%, from $4.1 million for 2001. Income from operations for the year ended September 30, 2002 was 0.8% of revenues compared to 9.8% for 2001. These declines resulted from increased stock-based compensation expense and costs associated with establishing CTI as a direct distributor of CPS scanners.

      Corporate and Other. The loss from operations for the year ended September 30, 2002 was $10.0 million, a decrease of $7.3 million from a loss of $2.7 million for 2001. The decrease in loss from operations resulted from increased stock-based compensation expense and increased intercompany eliminations.

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

Provision for Income Taxes

      The effective tax rate for the years ended September 30, 2002 and 2001 was 60.4% and 44.3%, respectively. The effective rate was higher in 2002 because the warrant liability mark to market expense of $8.9 million and $8.8 million of the $12.2 million of stock-based compensation expense was not tax deductible.

Minority Interest Expense

      The minority interest expense for the year ended September 30, 2002 was $13.0 million, an increase of $6.6 million, or 103.1%, from $6.4 million for 2001. The increase was due to the increase in the net income of CPS. Pursuant to the CPS board of directors’ approval to repay CTI $3.9 million in stock-based compensation expense, minority interest expense for the year ended September 30, 2002 was reduced by approximately $1.0 million, net of income taxes, in the fourth quarter.

Quarterly Results of Operations

      Our business is seasonal in nature. The following table presents our operating results by quarter for each of the last three fiscal years ended September 30, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this annual report. In our opinion, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation have been included. This data should be read together with our consolidated financial statements and the notes to such statements included in this annual report.

	Three Months Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2000	2001	2001	2001	2001	2002	2002	2002	2002	2003	2003	2003

	(In millions, except per share data)
Consolidated Statements of Operations Data:
Revenues	$34.9	$40.4	$38.1	$75.5	$47.6	$55.2	$69.0	$86.6	$60.6	$81.9	$99.2	$120.6
Cost of Revenues	20.5	22.8	22.5	44.5	28.5	32.5	41.1	48.6	32.7	49.3	61.2	75.9

Gross Margin	14.4	17.6	15.6	31.0	19.1	22.7	27.9	38.0	27.9	32.6	38.0	44.7
Operating expenses:
Selling, general and administrative expenses	5.8	6.4	7.7	9.5	7.2	8.5	8.9	11.2	12.2	12.4	11.8	15.8
Research and development expenses	4.0	3.7	4.8	6.5	4.6	4.8	5.9	6.3	6.6	7.5	7.3	8.5
Write-off of in-process research and development expenses	—	—	—	—	—	—	—	—	—	—	—	1.4
Stock-based compensation expense	0.4	—	—	0.1	0.1	8.1	3.5	0.5	0.6	0.3	0.5	0.5

Total operating expenses	10.2	10.1	12.5	16.1	11.9	21.4	18.3	18.0	19.4	20.2	19.6	26.2

Income from operations	$4.2	$7.5	$3.1	$14.9	$7.2	$1.3	$9.6	$20.0	$8.5	$12.4	$18.4	$18.5

Net income (loss)	$—	$(0.5)	$1.2	$5.5	$—	$(11.8)	$0.8	$7.6	$3.4	$4.5	$7.5	$5.2
Basic earnings per share	$(0.02)	$(0.03)	$0.02	$0.17	$(0.02)	$(0.46)	$(0.07)	$0.16	$0.08	$0.11	$0.17	$0.12
Diluted earnings per share	$(0.02)	$(0.03)	$0.02	$0.15	$(0.02)	$(0.46)	$(0.07)	$0.17	$0.07	$0.10	$0.16	$0.11

Liquidity and Capital Resources

      In June 2002 we consummated our initial public offering of common stock and we received net proceeds of approximately $171.4 million. Historically, our principal sources of liquidity have been borrowings under our credit facilities, capital leases and the issuance of redeemable preferred stock, as well as, more recently, cash generated by operating activities. Our principal liquidity requirements are to service our debt and meet our working capital and capital expenditure needs.

      Cash and cash equivalent and investments in marketable securities decreased by $41.3 million as our capital expenditure needs increased in order to support the growth in our business. For example, from September 30, 2002 to September 30, 2003, our property and equipment (net) increased from $77.7 million to $107.3 million. In addition, we acquired our new subsidiary, Mirada Solutions Limited with cash, and paid off certain debts.

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

      The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of September 30, 2003, no balance was outstanding under the credit agreement.

      Interest on outstanding borrowings under the credit agreement accrues at LIBOR for the applicable interest period selected by us or, at our option, a variable base rate (based on SunTrust’s prime rate or the federal funds rate), plus in each case a performance-based margin determined by our debt to EBITDAM ratio. The credit agreement contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Financial covenants include requirements that we maintain a debt to EBITDAM ratio no greater than 2.5 to 1; a fixed charge coverage ratio no less than 3 to 1; and a minimum tangible net worth of $195.0 million plus 50% of positive net income accrued since the end of the preceding fiscal quarter plus 80% of the net proceeds of any equity offering. The credit agreement also contains customary events of default. These include cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

      In the past, we used capital leases to finance PETNET cyclotrons and detector material equipment in the amounts of $0.7 million and $8.5 million for the years ended September 30, 2003 and 2002, respectively. During September 2002, PETNET repaid $14.5 million of outstanding capital lease obligations, which had interest rates higher than our current incremental borrowing rate, to reduce our cost of capital.

      We anticipate that our current cash and cash equivalents balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our currently anticipated future operating expenses, capital expenditures and debt service obligations as they come due.

      In August 2003 our primary financing source for the sales of PET scanners, DVI Financial Services, Inc. (DVI), entered into bankruptcy. As a result, in September 2003, we entered into a new financing program with De Lage Landen Financial Services, Inc. (DLL). During the period following DVI entering into bankruptcy and execution of the DLL agreement, we provided direct financing to four of our customers for a total of $9.0 million. We have obtained commitment letters from DLL to purchase these four receivables, and as of the date of this filing we have sold and received full payment for one of these receivables.

Off-Balance Sheet Arrangements

      Other than as described above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

      The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2003;

	Payments Due by Period

		Less Than			After 5
Contractual Cash Obligations	Total	1 Year	2-3 Years	4-5 Years	Years

	(In thousands)
Long-term debt	$10,174	$2,300	$3,516	$2,258	$2,100
Capital lease obligations	17,302	4,528	6,663	4,826	1,285
Operating leases	25,704	10,038	8,630	3,293	3,743

Total contractual cash obligations	$53,180	$16,866	$18,809	$10,377	$7,128

      In addition to the cash obligations listed above, we guarantee lease obligations on behalf of our unconsolidated radiopharmacies of $0.9 million at September 30, 2003. These lease obligations generally have a term of seven years and commenced in 2000.

      In August 2003, we also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of approximately $6.1 million.

The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, we have the right to acquire the facility and all related customer contracts and would operate the facility as a PETNET radiopharmacy. The Company has recorded a liability of $0.2 million for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

      In September 2003, we entered into a new financing program arrangement with DLL. The new program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby we provided a loan loss guarantee to DLL for 9.9% on the first $25 million of transactions and 5.0% once $50 million in transactions is achieved, of the principal balance of leases DLL executes on our behalf. At September 30, 2003, the Company had recorded a reserve of $0.1 million for this guarantee to reflect the estimated fair value of the Company’s obligation after recovery and resale of the underlying equipment in accordance with FIN 45.

Cash Flows

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

      Net cash provided by operating activities for the year ended September 30, 2003 was $16.5 million compared to $31.0 million in 2002. The decrease in net cash provided by operating activities was primarily due to a $44.1 million increase in cash used for working capital needs, offset by $24.0 million in cash provided by increased net income.

      Net cash used in investing activities during the year ended September 30, 2003 was $54.7 million. In 2003, investing activities consisted primarily of the acquisition of Mirada Solutions Limited, our continued facility expansion, and PETNET radiopharmacy expansion. In 2002, investing activities consisted primarily of our facility expansion, and PETNET radiopharmacy expansion.

      Net cash provided by financing activities during the year ended September 30, 2003 was $3.4 million compared to $92.0 million in 2002. The cash in 2002 came principally from our initial public offering of common stock, which was offset in part by retirements of common stock, repaying outstanding balances on our credit facility, early extinguishment of certain PETNET capital lease obligations, and scheduled principal payments on our other debt. The 2003 cash came primarily from funds received from the exercise of stock options and participation in our employee stock purchase plan, net of scheduled principal payments on outstanding debt.

      Non-cash investing and financing activities for equipment financed by capital leases was $0.7 million and $8.5 million for the year ended September 30, 2003 and 2002, respectively.

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

Revenue Recognition

      We record revenues and related cost of revenues from sales of products and services when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, contract price is fixed or determinable, and collectibility is reasonably assured. We derive our revenues primarily from sales of PET scanners, detector materials and cyclotron systems, distribution of radiopharmaceuticals and provision of services on equipment sold. Revenues derived from sales of scanners and detector materials are recognized upon shipment when all other revenue recognition criteria have been met. Revenues derived from installing scanners and associated training are deferred and recognized when installation and training are complete. Prior to July 1, 2003 all revenues from cyclotron systems sales were recognized upon installation and acceptance. Installation is deemed essential to the functionality of cyclotrons. In November 2002, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. This guidance is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Effective July 1, 2003, the Company implemented EITF 00-21 and recognized revenue $2.5 million of revenue on cyclotron sales that would have been deferred under previous accounting guidance.

      Revenues derived from distribution of radiopharmaceuticals are recognized upon delivery of products. Equipment maintenance service contracts are typically three or more years in duration and related revenues are recognized ratably over the respective contract periods as the services are performed.

Valuation of Goodwill

      On October 1, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) which required us to perform an initial impairment review of our goodwill at that date and also requires us to perform impairment reviews thereafter, at least once annually. We conduct our impairment test at the end of each fiscal year. The annual impairment test was conducted and it did not result in any impairment charges. While we no longer record monthly amortization expense for goodwill, future events and changes in circumstances may require us to record an impairment charge in any given period. Significant judgment is involved in determining whether and to what extent any impairment has occurred.

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

      We own a majority interest in CPS. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by majority board vote. Under the terms of an agreement between us and Siemens, the board of directors of CPS consists of two directors selected by CTI, two directors selected by Siemens and a fifth director selected by Siemens from a list of persons provided by CTI. We believe that this provides us with the ability to control board decisions regarding the daily operations of CPS. Accordingly, CPS is consolidated in our financial statements. If we did not consolidate CPS, our revenues would decrease by $114.3 million, $154.5 million and $101.9 million for 2003, 2002 and 2001, respectively. However, net income would remain unchanged.

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

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

      On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. As of December 17, 2003 the effective date of FIN 46 has been deferred until the end of the first interim or annual reporting period ending after March 15, 2004. In addition, the FASB expects to release additional guidance related to its application. The Company will review the applicability of additional guidance when it is available.

Accounting for Stock-Based Compensation

      On December 31, 2002 the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. As now required by SFAS 148 additional information about stock options has been presented in the stock-based compensation accounting policy disclosure in the Company’s financial statements.

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This Statement amends SFAS 133 for decisions made as part of the Derivative Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Also, the provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal years that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition provisions of this statement related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the Company’s financial statements. The Company does not participate in any hedging activity.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

      In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of SFAS 150 did not have a significant impact on the Company’s financial statements.

Determining Whether an Arrangement Contains a Lease

      In May 2003, the FASB reached a consensus on EITF Issue 01-8 (the Issue), Determining Whether an Arrangement Contains a Lease. The guidance in this Issue is effective for all arrangements agreed or committed to, or modified after the beginning of the next fiscal quarter beginning after May 28, 2003. The Issue addresses whether or not an arrangement contains a lease that is within the scope of SFAS 13, Accounting for Leases. Depending on the facts and circumstances and the classification of the lease, the seller or supplier may be required to record rental income instead of sales for a portion of the consideration received and the purchaser may be required to record both an asset under capital lease and a corresponding debt obligation. The adoption of the issue did not have a significant impact on the Company’s financial statements.

Risk Factors

We face intense competition, including competition from competitors with greater resources, which may place pressure on our pricing and otherwise make it difficult for us to compete effectively in the molecular imaging market.

      The market for molecular imaging equipment and related products and services is intensely competitive and is affected significantly by new product introductions, aggressive pricing strategies of competitors and other marketing activities of industry participants. We compete directly with a number of other companies in the molecular imaging equipment market including GE Medical Systems and Philips Medical Systems. We also compete with Siemens in connection with the sale and distribution of the PET and PET/CT scanners manufactured by CPS, as well as for service and support business. The intense and increasing competition in the molecular imaging equipment market has caused and may continue to cause downward pressure on the pricing of our molecular imaging equipment. In our radiopharmaceutical business, we compete with for-profit corporations, such as Cardinal Health, Inc. (which acquired Syncor International Corporation) and ION Beam Applications s.a. (and its subsidiary, Eastern Isotopes), as well as regional pharmacies and universities. The intense and increasing level of competition in the market for radiopharmaceuticals and the generic nature of the radiopharmaceuticals currently in production has caused and may continue to cause downward pressure on pricing. Many of our competitors are significantly larger than us and enjoy competitive advantages over us, including:

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

      Medicare reimbursement rates are established by the U.S. Department for Health and Human Services’ Centers for Medicare and Medicaid Services (CMS), the government agency that administers

Medicare and Medicaid. From time to time, CMS adjusts the reimbursement rates for medical procedures to reflect the costs incurred by health care providers to perform the procedures. In connection with one of these routine adjustments, CMS recently proposed to slightly increase the reimbursement rates for the use of a PET scanners and the administration of FDG. In the future, Medicare reimbursement rates for these and other PET applications may be subject to reevaluation by CMS and could be subject to further adjustments.

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

      For the years ended September 30, 2003, 2002 and 2001, approximately 47.5%, 58.5% and 67.2%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of September 30, 2003, the cumulative total number of units sold by CPS under this agreement was 697, and at such date, CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the option to be exercisable. After 2003, the cumulative unit sales requirement will continue to increase by 74 units each year thereafter. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

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

      The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of September 30, 2003, approximately 33.7% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

      Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens, and Hitachi Medical Systems America and Toshiba Medical Systems Corporation. For example, for the years ended September 30, 2003, 2002 and 2001, sales through Siemens constituted 40%, 50% and 64%, respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or commit the necessary resources to effectively market and sell, our scanner products. In our role as a direct distributor of our scanner products, we have entered into sub-distribution agreements with third parties to distribute our scanners outside of the U.S. If these sub-distributors fail to successfully distribute scanners outside of the U.S., or if we are unable to expand our direct distribution network, we may be unable to compete effectively in foreign markets.

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

      Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

•	Properly identify customer needs;

•	Prove feasibility of new products;

•	Limit the time required from proof of feasibility to routine products;

•	Limit the timing and cost of regulatory approvals;

•	Price our products competitively;

•	Manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	Manage customer acceptance and payment for products;

•	Limit customer demands for retrofits of both new and old products; and

•	Anticipate and complete successfully with competitors’ efforts.

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

      We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of September 30, 2003 we have 30 issued U.S. patents and 26 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan, including through our ownership of Mirada Solutions Limited. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

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

      Currently, 17 of our issued patents are held in the name of CPS. If Siemens exercises its right to purchase a majority interest in CPS, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CPS such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

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

      FDA regulation of our radiopharmaceutical development and manufacturing procedures could hinder our ability to manufacture and distribute our PET products.

      Our PET radiopharmaceuticals currently are manufactured and sold through our PETNET radiopharmacies, each of which operates under an applicable state pharmacy license and compounds these products in response to the order of a licensed physician. These activities are authorized under Section 121 of the Food and Drug Administration Modernization Act of 1997 (the “1997 Act”). FDA in the past generally has not subjected such compounded PET products to new drug approval procedures and current good manufacturing practice requirements.

      The 1997 Act, however, amended the Federal Food, Drug, and Cosmetic Act to provide a new framework for FDA regulation of PET products. The 1997 Act states that FDA can require new drug applications (NDAs) or abbreviated new drug applications (ANDAs) and adherence to current good manufacturing practice requirements for PET products two years after the agency finalizes appropriate new approval procedures and current good manufacturing practice requirements for PET. The submission of a NDA or ANDA before this time period expires is voluntary. FDA has issued a guidance document for the chemistry portion of NDAs and ANDAs for PET products, including F-18-fluorodeoxyglucose, or FDG, the product principally produced and distributed by our PETNET radiopharmacies. Because the 1997 Act prohibits FDA from requiring NDAs or ANDAs for PET products until two years after the agency finalizes appropriate approval procedures and current good manufacturing practice requirements for PET products, the submissions and FDA approval of such applications before these time periods expire is voluntary. FDA has not yet addressed the procedures for approval of other PET products and of new indications for existing PET products. FDA has said, however, that it expects that the standards for determining the safety and effectiveness set forth in recently developed FDA regulations for in vivo diagnostic radiopharmaceuticals may apply to PET.

      Under the 1997 Act FDA cannot require NDAs or ANDAs for any PET products that comply with the PET compounding standards and the official monographs of the United States Pharmacopoeia until two years after the issuance of final current good manufacturing practice regulations and appropriate procedures for the approval of the specific PET drug product, whichever occurs later. In March 2002, the FDA issued preliminary draft proposed regulations for the current good manufacturing practice requirements. The public comment period for the draft regulations closed on June 5, 2002, after which FDA has said it intends to issue a proposed rule with an additional period for public comment before issuing the final current good manufacturing practice regulations for PET. It is not possible to predict when FDA will finalize these regulations, but we expect that this will take place before the end of calendar year 2004. If so, FDA authority and the proposed approval procedures and current good manufacturing practice requirements would likely not take effect until calendar year 2006 at the earliest.

      Once the requirements for FDA approval take effect, we could incur significant costs, including certain facilities upgrades, and spend considerable time obtaining FDA approval for existing and newly developed radiopharmaceuticals or for new indications for existing radiopharmaceuticals. Such additional costs and time spent to obtain any required FDA approval could have a material adverse effect on our business, financial condition, and results of operations. With regard to FDA’s proposed current good manufacturing practice requirements for PET drug products, we cannot predict with certainty the precise effects that these requirements might have on our business, financial condition, and results of operations.

      Our PET products are subject to other rigorous FDA regulatory requirements, including manufacturing standards, labeling and promotional requirements. Our failure to satisfy these requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, the FDA’s refusal to grant future clearances, withdrawals, or suspensions or current product applications, and criminal prosecution. Any of these actions could have a material effect on our business, financial condition, and results of operations.

Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials which subjects us to regulation, related costs and delays and potential liabilities for injuries or violations of laws related to radioactive materials.

      Our scanners and radiopharmaceutical business require the use of radioactive materials, and our cyclotrons are utilized to produce radioactive materials. While the radioactive materials utilized in our radiopharmaceuticals have relatively short half-lives, meaning they quickly break down into inert, or non-radioactive substances, the storage, use, and disposal of these materials presents the radiation risk, for our employees and the risk of accidental environmental releases. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Outside of the U.S. we are also subject to radiation regulations that vary from country to country and sometimes vary within a given country. Although we believe that our safety procedures for storing, handling and disposing of these radioactive materials comply in all material respects with the standards prescribed by law and regulation, we cannot completely eliminate the radiological risk from those hazardous materials.

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

      We anticipate that our expenses will increase substantially in the foreseeable future as we:

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

      Our revenues and operating results have varied from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our operating results to fluctuate significantly from quarter to quarter:

•	The budget cycles of our customers;

•	The availability of financing to our customers;

•	The size and timing of specific sales and any collection delays or defaults related to those sales;

•	Changes in the relative contribution to our revenue from our various products;

•	The seasonality of capital equipment sales, with the fourth fiscal quarter traditionally being the highest;

•	Product and price competition;

•	The timing, market acceptance and development costs of new product introductions and product enhancements by us or our competitors;

•	The length of our sales cycle;

•	The timing of hiring and the timing of incentive compensation for our sales and marketing personnel;

•	Changes in healthcare reimbursements and governmental laws and regulations;

•	A downturn in general economic conditions; and

•	The loss of key sales personnel or distributors.

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

If we are unable to provide suitable capital equipment financing sources for our customers, our ability to compete in the molecular imaging equipment market may be impaired and our business, operations and financial condition could be adversely impacted.

      Many of our customers require or desire financing in connection with purchases of our molecular imaging equipment. Some of our competitors have sufficient capital resources to provide capital equipment financing directly to their customers on attractive terms. In order to compete with these competitors, we maintain relationships with third party financing sources who offer financing services to our customers. Recently, the parent company of the financing source we have historically relied on, DVI, entered into bankruptcy. As a result, two of our scanner sales remain partially funded. In addition, our cash flow was adversely impacted while we sought approval of the bankruptcy court and DVI to find alternate financing for five other sales. We have incurred, and may continue to incur, unanticipated costs and expenses associated with DVI’s filing of bankruptcy. Although we have developed a relationship with a new financing source, our business, operations and financial condition could be adversely impacted if our new financing source is unable to provide our customers with competitive financing or experiences adverse financial conditions that impact its ability to offer financing or fund future sales.

We are subject to risks associated with international operations.

      We conduct business globally. International sales accounted for approximately 23% of sales in each of the years ended September 30, 2003, 2002 and 2001. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

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

      We contract with third parties for the supply of some of the components and materials used in our products. For example, we obtain all of the raw materials needed to manufacture our LSO detector material from a single source. Isotopically enriched water, which is necessary for the development of our radiopharmaceuticals, is only available from a limited number of sources. Some of our suppliers are not obligated to continue to supply us. For some of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy. If these suppliers become unwilling or unable to supply us with our requirements, it may be difficult to establish additional or replacement suppliers in a timely manner, if at all. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

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

      While we do not deliver health care services directly to patients, control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, due to the breadth of many health care laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

•	The Federal Medicare and Medicaid Anti-Kickback Law, which prohibits among other things persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

•	Federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	The Federal Stark Law, which prohibits referrals by a physician for a designated health service to an entity with which the physician, or an immediate family member, has a financial relationship, and which prohibits submission of a claim for reimbursement to Medicare or Medicaid in connection with a prohibited referral;

•	The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•	State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor (including commercial insurers), and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA (thus complicating compliance efforts).

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

      Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 38.5% of our common stock as of September 30, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

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

Our stock price may be volatile.

      The market price for the common stock may fluctuate and may be affected by a number of factors. Such fluctuations in the market price of our common stock may cause your investment in our common stock to decline in value, and these factors include:

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

Interest Rate Sensitivity

      Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds and a building construction loan. These borrowings bear interest at variable rates. Based on our borrowings during 2003, a hypothetical 1.0% increase in interest rates would have increased our annual interest expense by approximately $0.2 million and would have decreased our annual cash flow from operations by approximately $0.1 million.

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

      As of September 30, 2003, we had cash and cash equivalents of $50.0 million. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio. All investments mature, by policy, in one year or less.

			9/30/03
	2003	Total	Fair Value

Assets:
Cash equivalents:
Fixed rate	$35,529	$35,529	$35,529
Average interest rate	1.27%	1.27%	1.27%
Variable rate	$113	$113	$113
Average interest rate	0.80%	0.80%	0.80%

Foreign Currency Risk

      International revenues from the Company’s foreign direct sales and distributor sales comprised 23% of total revenues for the year ended September 30, 2003. The Company experienced approximately $0.8 million of foreign currency transaction gains for the year ended September 30, 2003 that resulted primarily from the substantial collection of long-term receivables in one of our international subsidiaries. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. A 10% change in the value of the U.S. dollar relative to other currencies would not have a material effect on our consolidated financial position, results of operations, or cash flow.

Equity Security Price Risk

      We do not have any investments in marketable equity securities; therefore, we do not currently have any direct equity price risk.

Commodity Price Risk

      We use certain precious metals in the manufacturing of our detector materials. These metals are not traded and are depleted over several years. Accordingly, we do not have any direct commodity price risk.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements appear on pages F-1 through F-30.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 will be contained in the section entitled “Management” of the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 11.	Executive Compensation

      The information required by this Item 11 will be contained in the section entitled “Executive Compensation” of the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 will be contained in the section entitled “Beneficial Security Ownership” of the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 will be contained in the section entitled “Certain Transactions” of the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

Page

The following consolidated financial statements of the Company and Report of PricewaterhouseCoopers LLP
Independent Auditors, are included in this report:
Report of Independent Auditors	F-1
Consolidated Balance Sheets as of September 30, 2003 and 2002	F-2
Consolidated Statements of Operations for the Years Ended September 30, 2003, 2002, and 2001	F-3
Consolidated Statements of Shareholders’ Equity for the Years Ended September 30, 2003, 2002 and 2001	F-4
Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001	F-5
Notes to Consolidated Financial Statements	F-6 – F-29
(2) Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts — Years Ended September 30, 2003, 2002 and 2001.	F-30

(3) Exhibits:
The Exhibits listed in the Index of Exhibits appearing at pages 70-73 are included in this annual report and such Index of Exhibits is incorporated herein by reference.

(b)     Reports on Form 8-K:

The Company furnished one Current Report on Form 8-K during the quarter ended September 30, 2003, such report being furnished to the SEC on August 5, 2003, reporting, under Items 9 and 12, the Company’s issuance of a press release announcing its financial results for the quarter ended June 30, 2003.

(c)     Exhibits:

See Item 15(a)(3) above.

(d)     Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of December, 2003.

CTI MOLECULAR IMAGING, INC.

By:	/s/ RONALD NUTT

Ronald Nutt, Ph.D.
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD NUTT Ronald Nutt, Ph.D.	President and Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2003

/s/ DAVID N. GILL David N. Gill	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 22, 2003

/s/ TERRY D. DOUGLASS Terry D. Douglass, Ph.D.	Chairman of the Board of Directors	December 22, 2003

/s/ ROY DOUMANI Roy Doumani	Director	December 22, 2003

Bernd Haetzel	Director	December 22, 2003

/s/ JAMES R. HEATH James R. Heath, Ph.D.	Director	December 22, 2003

/s/ LEROY HOOD Leroy Hood, M.D., Ph.D.	Director	December 22, 2003

/s/ HAMILTON JORDAN Hamilton Jordan	Director	December 22, 2003

Signature	Title	Date

/s/ WILLIAM W. MCINNES William W. McInnes	Director	December 22, 2003

/s/ MICHAEL E. PHELPS Michael E. Phelps, Ph.D.	Director	December 22, 2003

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of CTI Molecular Imaging, Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
3.2	Bylaws of CTI Molecular Imaging Inc., filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
3.3	Certificate of Retirement of Stock of CTI Molecular Imaging, Inc., filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-49867), and incorporated herein by reference.
3.4	Certificate of Elimination of Designations, Preferences and Rights, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-49867), and incorporated herein by reference.
4.1	Specimen Stock Certificate of Common Stock, par value $0.01 per share, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
4.3	Shareholder Protection Rights Agreement, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.1	Stock Purchase, Reorganization and Joint Venture Agreement, dated December 9, 1987, among CTI Group, Inc., CTI PET Systems, Inc., Dr. Terry D. Douglass, Dr. Ronald Nutt, Michael C. Crabtree, J. Kelly Milam and Siemens Gammasonics, Inc. (“Joint Venture Agreement”), filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.2	Amendment to Joint Venture Agreement, dated March 31, 1995, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.3	Second Amendment to Joint Venture Agreement, dated June 30, 1997, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.4	Third Amendment to Joint Venture Agreement, dated April 2001, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.5	Fourth Amendment to Joint Venture Agreement, dated March 20, 2002, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.6	Distribution Agreement, dated March 1, 2002, between CTI PET Systems, Inc. and Siemens Medical Solutions USA, Inc., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.7	Product Supply Agreement, dated December 7, 1999, among CTI, Inc., P.E.T.Net Pharmaceutical Services, Inc. and Cambridge Isotope Laboratories, Inc., filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.8	Master Purchase Agreement, dated September 1, 1999, by and between CPS, Inc. and PHOTONIS, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)

Exhibit
Number		Description

10.9		Master Purchase Agreement, dated September 1, 1999, between CPS, Inc. and Hamamatsu Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.10		Crystal Production and Technology Transfer Agreement, dated April 1, 1999 between Crystal Photonics, Inc. and CTI, Inc., filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.11		Exclusive Patent and Technology License Agreement, dated February 1, 1995, between Schlumberger Technology Corporation and CTI, Inc., filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.12		Agreement, dated January 3, 2002, between P.E.T.Net Pharmaceuticals, Inc. and ISOTEC, INC., filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.13		Agreement, dated March 9, 2000, between CTI Cyclotron Systems and Rotem Industries Ltd., filed as Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.14		Supply Agreement, dated January 1, 2000, filed as Exhibit 10.51 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.15		Amended and Restated Credit Agreement, effective September 30, 2002, among CTI Molecular Imaging, Inc., all of its present and future subsidiaries, the Lenders identified therein and SunTrust Bank.
10.16		Loan Agreement, dated August 1, 1988, between The Industrial Development Board of Blount County, Tennessee and Advanced Crystal Technology, Inc., filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.17		Loan Agreement, dated January 13, 2000, between SunTrust Bank, East Tennessee and CTI, Inc., filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.18		Construction Loan Agreement, dated August 16, 2001, between SunTrust Bank and CTI, Inc., filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.19		Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Terry D. Douglass, filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.20		Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-85714), and incorporated herein by reference.
10	.21*	Amendment dated December 9, 2003, to Change in Control Agreement between CTI Molecular Imaging, Inc. and Ronald Nutt.
10.22		Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and David Gill, filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.23*	Change in Control Agreement dated December 9, 2003, between CTI Molecular Imaging, Inc. and Cliffreda W. Gilreath.

Exhibit
Number		Description

10.24		Change in Control Agreement, dated December 17, 2002, between CTI Molecular Imaging, Inc. and Thomas J. Hook, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10.25		Change in Control Agreement, dated December 17, 2002, between CTI Molecular Imaging, Inc. and R. Gregory Brophy, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10.26		Form of Indemnity Agreement between CTI, Inc. and directors and certain officers, filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.27†	Letter Agreement, dated January 11, 2002, between CTI, Inc. and David N. Gill, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.28†	Letter Agreement, dated July 19, 2002 between CTI Molecular Imaging, Inc. and Thomas J. Hook, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.29†	Letter Agreement, dated August 02, 2002 between CTI Molecular Imaging, Inc. and R. Gregory Brophy, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.30†	CTI, Inc. 1998 Restated Incentive Stock Option Plan, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.31†	Form of Incentive Stock Option Agreement under the CTI, Inc. 1998 Restated Incentive Stock Option Plan, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.32†	CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.33†	Form of Incentive Stock Option Agreement under the CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.34†	Form of Restricted Stock Agreement under the CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.35†	CTI Molecular Imaging, Inc. 2002 Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.36		Stock Purchase and Stockholders’ Agreement, dated January 7, 1988, by and among CTI Group, Inc., CTI, Inc., Terry D. Douglass, Ronald Nutt, Michael C. Crabtree, J. Kelly Milam and Siemens Gammasonics, Inc. , filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.37		Stock Restriction and Non-Competition Agreement, dated April 9, 2001, between CTI, Inc. and Terry Douglass, filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.38		Stock Restriction and Non-Competition Agreement, dated April 9, 2001, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.

Exhibit
Number		Description

10.39		Shareholder Agreement, dated June 30, 1991, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.40		Shareholder Agreement, dated December 20, 1996, between CTI, Inc. and Terry Douglass, filed as Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.41		Registration Rights Agreement, dated September 30, 1999, between CTI, Inc. and First Union Capital Partners, Inc., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.42		Warrant to Purchase 32,000 shares of common stock between CTI, Inc. and Jordan & Davis Partners, LLC, filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.43		Warrant to Purchase 40,000 shares of common stock between CTI, Inc. and Jordan & Davis Partners, LLC, filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.44		Warrant to Purchase 4,000 shares of common stock between CTI, Inc. and Gene McGrevin, filed as Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.45		Stock Repurchase Agreement, dated March 15, 2002, between CTI, Inc. and S.I.E. Netherlands B.V., filed as Exhibit 10.52 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.46		Stock Repurchase Agreement, dated March 15, 2002, between CTI, Inc. and Seiko Instruments, Inc., filed as Exhibit 10.53 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.47*‡	Supply Agreement, dated August 1, 2003. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)
10	.48*	Lease Agreement, dated as of November 1, 2002, between CTI Molecular Imaging, Inc. and CTI PET Systems, Inc.
10	.49*	Code of Business Conduct and Ethics of CTI Molecular Imaging, Inc.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1**	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Annual Report.

**	Filed with this Annual Report. In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

† Management compensation contract or plan.

‡ The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of CTI Molecular Imaging, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CTI Molecular Imaging, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

December 15, 2003

Atlanta, Georgia

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2003	2002

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$49,978	$84,553
Marketable securities	—	6,704
Accounts receivable — trade, less allowance for doubtful accounts of $3,475 at September 30, 2003 and $1,576 at September 30, 2002	72,240	33,817
Accounts receivable — related party, less allowance for doubtful accounts of $186 at September 30, 2003 and $242 at September 30, 2002	42,430	39,918
Inventories	70,852	69,295
Deferred tax asset	17,751	9,827
Prepaid expenses and other current assets	7,691	6,112

Total current assets	260,942	250,226

Property and equipment, net	107,293	77,667
Deferred tax asset	—	187
Goodwill	25,040	12,385
Other assets	31,773	11,244

Total assets	$425,048	$351,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$12,017	$2,121
Accounts payable	34,490	26,591
Current maturities of long-term debt and capital lease obligations	5,501	4,008
Accrued payroll and benefits	16,708	12,914
Customer advances — trade	6,537	16,487
Customer advances — related party	326	1,214
Accrued warranty expense	5,262	3,740
Income taxes payable	3,724	4,552
Other accrued expenses	3,884	2,339

Total current liabilities	88,449	73,966

Deferred revenues	2,332	1,420
Deferred tax liability	8,999	—
Long-term debt and capital lease obligations, less current maturities	18,688	26,730

Total liabilities	118,468	102,116

Commitments and contingencies (Note 5)
Minority interest	46,727	30,104
Shareholders’ equity:
Common stock, $.01 par value; 500,000,000 shares authorized, 46,290,459 shares issued and 44,458,494 shares outstanding at September 30, 2003; 44,048,117 shares issued and 42,216,152 shares outstanding at September 30, 2002	463	440
Additional paid-in capital	243,400	226,910
Retained earnings	21,207	644
Unearned compensation	(4,516)	(7,526)
Other comprehensive income — currency translation adjustment	262	(16)
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	259,853	219,489

Total liabilities and shareholders’ equity	$425,048	$351,709

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2003	2002	2001

	(In thousands, except share
	and per share data)
Revenues(1)	$362,289	$258,395	$188,877
Cost of revenues(2),(3)	219,127	150,654	110,249

Gross margin	143,162	107,741	78,628

Operating expenses:
Selling, general and administrative expenses(3)	52,221	37,069	29,433
Research and development expenses(3)	29,931	21,658	18,985
Write-off of in process research and development	1,380	—	—
Stock-based compensation expense	1,909	12,250	538

Total operating expenses	85,441	70,977	48,956

Income from operations	57,721	36,764	29,672
Warrant liability mark to market expense	—	8,902	3,921
Interest expense, net	804	4,148	3,767
Other income	(1,968)	(426)	(428)

Income before income taxes and minority interest	58,885	24,140	22,412

Provision (benefit) for income taxes:
Current	18,545	15,544	8,847
Deferred	4,390	(954)	1,083

	22,935	14,590	9,930

Income before minority interest	35,950	9,550	12,482
Amount applicable to minority interest, net of taxes	15,387	12,969	6,366

Net income (loss)	20,563	(3,419)	6,116

Accretion of preferred stocks	—	3,544	653
Dividends on preferred stocks	—	1,120	1,400

Net income (loss) attributable to common shareholders	$20,563	$(8,083)	$4,063

Earnings (loss) per share (Note 2):
Basic	$0.47	$(0.25)	$0.15
Diluted	$0.44	$(0.25)	$0.13
Weighted average shares:
Basic	43,351,390	32,497,070	27,860,086
Diluted	46,457,355	32,497,070	31,340,041

(1) Includes revenues through related parties	$143,856	$128,233	$120,730
(2) Includes cost of revenues through related parties	$94,490	$75,209	$60,609
(3) Excludes stock-based compensation expense as follows:
Cost of revenues	$229	$1,026	$—
Selling, general and administrative expenses	1,288	9,578	533
Research and development expenses	392	1,646	5

	$1,909	$12,250	$538

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
			Additional			Other		Total
	Number of		Paid-In	Retained	Unearned	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity

	(In thousands, except share and per share data)
Balances at September 30, 2000	27,535,814	$275	$8,767	$—	$—	$(311)	$(621)	$8,110
Issued common stock upon exercise of stock options	72,846	1	64	—	—	—	—	65
Purchase and retirement of common stock	(102,115)	(1)	(226)	—	—	—	—	(227)
Issuance of common stock for remaining interest in PETNET	3,193,024	32	11,437	—	—	—	—	11,469
Issuance of options to purchase 128,000 shares of common stock	—	—	420	—	—	—	—	420
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	257	—	257
Net income	—	—	—	6,116	—	—	—	6,116
Dividends accrued and paid on redeemable preferred stock	—	—	—	(1,400)	—	—	—	(1,400)
Accretion of preferred stock	—	—	—	(653)	—	—	—	(653)

Balances at September 30, 2001	30,699,569	307	20,462	4,063	—	(54)	(621)	24,157
Issued common stock upon exercise of stock options	1,390,650	14	4,721	—	—	—	—	4,735
Issued common stock upon exercise of warrant	2,446,563	24	20,356	—	—	—	—	20,380
Issued common stock options in lieu of compensation	21,440	—	367	—	(253)	—	—	114
Issued restricted common stock	216,395	2	3,731	—	(3,724)	—	—	9
Purchase and retirement of common stock	(3,054,500)	(30)	(12,219)	—	—	—	(342)	(12,591)
Proceeds from initial public offering	11,048,000	110	171,387	—	—	—	—	171,497
Conversion of preferred stock to common stock	1,280,000	13	6,767	—	—	—	—	6,780
Issued incentive stock options to employees	—	—	15,679	—	(4,441)	—	—	11,238
Amortization of unearned compensation	—	—	—	—	892	—	—	892
Tax benefits realized from exercises of stock options	—	—	323	—	—	—	—	323
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	38	—	38
Net loss	—	—	—	(3,419)	—	—	—	(3,419)
Dividends accrued and paid on preferred stock	—	—	(1,120)	—	—	—	—	(1,120)
Accretion of preferred stock	—	—	(3,544)	—	—	—	—	(3,544)

Balances at September 30, 2002	44,048,117	440	226,910	644	(7,526)	(16)	(963)	219,489
Issued common stock upon exercise of stock options	2,060,413	21	5,395	—	—	—	—	5,416
Proceeds from employee stock purchase plan	152,474	2	2,290	—	—	—	—	2,292
Issued restricted common stock	10,000	—	178	—	(178)	—	—	—
Issued unrestricted common stock	19,455	—	277	—	—	—	—	277
Forfeitures of common stock options	—	—	(1,305)	—	1,305	—	—	—
Amortization of unearned compensation	—	—	—	—	1,883	—	—	1,883
Tax benefits realized from exercises of stock options	—	—	9,655	—	—	—	—	9,655
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	278	—	278
Net income	—	—	—	20,563	—	—	—	20,563

Balances at September 30, 2003	46,290,459	$463	$243,400	$21,207	$(4,516)	$262	$(963)	$259,853

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2003	2002	2001

	(In thousands, except
	share and per share data)
Cash flows provided by (used in) operating activities:
Net income (loss)	$20,563	$(3,419)	$6,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest in income of subsidiaries	15,387	12,969	6,366
Depreciation and amortization	11,937	7,098	4,465
Accretion of discount on marketable securities	(59)	—	—
Deferred tax provision (benefit)	4,390	(954)	1,083
Provision for bad debts	2,791	1,061	406
Equity in (income) losses of equity investees	(16)	(268)	(757)
Stock-based compensation expense	1,909	12,250	538
Write-off of in process research and development	1,380	—	—
Tax benefit realized from exercises of employee stock options	2,287	323	—
Provision to mark to market warrant liability	—	8,901	3,921
Loss on disposal of machinery and equipment	(8)	252	41
Changes in operating assets and liabilities, net of effects of acquisition of businesses
Accounts receivable	(41,518)	2,171	(25,434)
Inventories	(631)	(26,350)	(6,751)
Other receivables	1,365	465	(1,378)
Prepaid expenses and other current assets	(237)	302	(2,939)
Accounts payable	6,126	15,343	3,521
Accrued payroll and benefits	3,745	4,117	3,446
Customer advances	(10,838)	(4,407)	662
Accrued warranty expense	1,522	307	1,629
Income taxes payable	(3,594)	1,835	(2,833)
Other accrued expenses	4	(949)	(2,986)

Net cash provided by (used in) operating activities	16,505	31,047	(10,884)

Cash flows used in investing activities:
Additions to property and equipment	(36,866)	(29,433)	(10,362)
Purchases of marketable securities	(7,897)	(6,704)	—
Proceeds from sales of marketable securities	14,660	—	—
Proceeds from the sale of machinery and equipment	564	—	665
Acquisitions of businesses, net of cash acquired	(19,588)	—	—
Additions to other assets	(5,605)	(4,209)	(1,923)

Net cash used in investing activities	(54,732)	(40,346)	(11,620)

Cash flows provided by financing activities:
Increase (decrease) in cash management clearing	9,887	(1,772)	(552)
Proceeds from exercise of stock options	5,416	4,735	65
Proceeds from employee stock purchase plan	2,292	—	—
Repurchase common stock	—	(12,249)	(1,086)
Proceeds from initial public offering (net of costs)	—	171,497	—
Purchase of treasury stock	—	(342)	—
Redemption of preferred stock	—	(10,000)	—
Issuance of long-term debt	1,698	5,364	3,128
Payment of dividends on preferred stock	—	(663)	(900)
Unused proceeds from bond issue	—	—	2,060
Principal payments of long-term debt and capital lease obligations	(15,919)	(20,795)	(3,594)
Draws on line of credit	60,840	148,367	105,470
Payments under line of credit	(60,840)	(192,155)	(81,814)

Net cash provided by financing activities	3,374	91,987	22,777

Effect of foreign currency exchange rates on cash and cash equivalents	278	38	257

Net (decrease) increase in cash and cash equivalents	(34,575)	82,726	530
Cash and cash equivalents, beginning of year	84,553	1,827	1,297

Cash and cash equivalents, end of year	$49,978	$84,553	$1,827

Interest paid (net of $319, $170 and $15 capitalized)	$2,506	$5,394	$3,871
Income taxes paid	18,075	14,047	11,949
Non cash investing and financing activities:
Equipment purchased with capital lease obligations	676	8,453	14,523
Issuance of notes for acquisition of business	3,188	—	—
Debt and capital leases assumed through acquisition of business	3,806	—	—
Issuance of common stock shares for acquisition of business	251	—	11,469

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.     Organization and Presentation

      The consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the Company). All of the subsidiaries are wholly owned except for CTI PET Systems (CPS) in which CTI owns 50.1%. The balance of CPS is owned by Siemens Medical Solutions USA, Inc. (Siemens).

      The Company’s products and services can be broadly classified into four principal categories: Positron Emission Tomography (PET) scanners, radiopharmaceuticals, detector materials, and other PET products and services. CPS manages the development, production and sale of the ECAT® line of PET scanners. PETNET develops, produces and distributes radiopharmaceuticals. CTI Detector Materials develops and manufactures detector materials used in PET scanners. CTI Services includes the direct sale and service by CTI of the ECAT® line of PET scanners, cyclotron systems and other PET related products.

      The minority shareholders’ interest in equity and earnings/losses of CPS and a PETNET subsidiary is presented separately in the accompanying financial statements. All significant intercompany balances and transactions have been eliminated.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is assessing the potential impact of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. See the recent accounting pronouncements section of this note.

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

      For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Due to our adoption of the provisions of EITF 00-21 the Company can now, for cyclotron arrangements entered into after July 1, 2003, separate cyclotron equipment from cyclotron installation services and recognize revenue for cyclotron equipment upon shipment and for cyclotron installation as services are performed. Prior to the implementation of EITF 00-21, the Company recognized revenue for cyclotrons in accordance with SAB 101 and did not recognize revenue for cyclotron

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

system sales until installation was complete and customer acceptance was obtained, as functionality was deemed essential for cyclotrons. In accordance with transition provisions of EITF 00-21, revenue recognition for any cyclotron system sales, which were entered into prior to July 1, 2003, will continue to be accounted for under SAB 101 and recognition will be deferred until installation is complete and customer acceptance is obtained. Effective July 1, 2003, the Company implemented EITF 00-21 and recognized $2.5 million of revenue on cyclotron sales that would have been deferred under previous accounting guidance.

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

      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral to support customer receivables. As noted above, CPS’ sales of scanners are made through distribution agreements with CTI, Siemens and other entities. The Company’s sales through and to Siemens represented 40%, 50% and 64% of consolidated sales for 2003, 2002 and 2001, respectively.

      Inventories — Inventories are valued at the lower of cost or market, with cost being determined utilizing the first-in, first-out method. Cyclotrons, which have been delivered prior to July 1, 2003, but not yet accepted by customers, are included in inventories.

      Property and Equipment — Property and equipment are recorded at cost and depreciation is provided for buildings, building and leasehold improvements, and machinery and equipment using the straight-line method of depreciation over the estimated useful lives of the related assets ranging from 30 years for buildings, 7 years for building improvements, and 3 to 10 years for machinery and equipment. Assets under capital lease and leasehold improvements are amortized over their estimated useful lives or the respective lease terms, whichever is shorter. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in operations for the period.

      Goodwill — Goodwill is presented at cost, net of accumulated amortization. Effective September 30, 2001, the Company replaced ratable amortization of goodwill with annual testing of impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets, (SFAS 142). The Company completed the required annual impairment test and determined that there is no impairment of its goodwill under SFAS 142 for all fiscal years presented.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Assets — Other assets include purchased technology arising from the Mirada acquisition, long-term lease receivables, precious metals utilized in the production of detector materials, other long-term receivables and investments accounted for under the equity method. Purchased technology, patents, trademarks are presented at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of 5 to 10 years using the straight-line method. Other assets consist of the following:

	September 30,

	2003	2002

Purchased technology	$14,209	$—
Lease receivables	8,123	—
Other	9,441	11,244

	$31,773	$11,244

      Long-Lived Assets — The carrying value of long-lived assets is periodically reviewed by the Company and impairment losses, if any, are recognized when the expected future operating cash flows derived from the assets is less than their carrying values.

      Cash Management Clearing — Outstanding checks of $12,017 and $2,121 at September 30, 2003 and 2002, respectively, had not been presented for payment to the bank and are reflected in “Cash management clearing” in current liabilities.

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

      Research and Development — Research and development expenses are expensed as incurred.

      Stock-Based Compensation — Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), to require more prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock option plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Had compensation expense related to the Company’s outstanding options been

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

	Year Ended September 30,

	2003	2002	2001

Net income (loss), as reported	$20,563	$(3,419)	$6,116
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,490	11,911	516
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,603)	(14,764)	(1,248)

Pro forma net income (loss)	$17,450	$(6,272)	$5,384

Earnings (loss) per share:
Basic — as reported	$0.47	$(0.25)	$0.15
Basic — pro forma	$0.40	$(0.34)	$0.12

Diluted — as reported	$0.44	$(0.25)	$0.13
Diluted — pro forma	$0.38	$(0.34)	$0.11

      The fair value of each option is estimated using the Black-Scholes option-pricing model using a risk-free interest rate ranging from 2.27% to 3.37% in 2003, 2.94% to 4.74% in 2002, and 4.10% to 6.60% in 2001, an expected option life of five years to ten years, volatility of 52% in 2003, 35% in 2002, and 74% in 2001 and expected dividends of $0. For 2002, volatility is calculated using activity from the date of the Company’s initial public offering in June 2002 through September 30, 2002.

      Warrants — In 1999 CTI recorded a liability upon issuing redeemable preferred stock and convertible redeemable preferred stock based on the relative fair value of the warrants issued in the transaction. These warrants were subsequently exercised in 2002 (Note 12). While these warrants were outstanding CTI made periodic mark to market adjustments, which are reflected in the accompanying consolidated statements of operations in accordance with the provisions of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (Note 12).

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

      Reclassifications — Certain amounts in the comparative 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation with no impact on previously reported net income or retained earnings.

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

	Year Ended September 30,

	2003	2002	2001

Numerator:
Net income (loss) available to common shareholders — basic and diluted	$20,563	$(8,083)	$4,063

Denominator:
Weighted-average number of common shares outstanding	43,351,390	32,497,070	27,860,086

Dilutive potential common shares relating to:
Restricted stock	164,595	—	1,973,715
Options and warrants	2,941,370	—	1,506,240

	3,105,965	—	3,479,955

Total weighted average number of shares used in computing diluted net income per share	46,457,355	32,497,070	31,340,041

      The following amounts of outstanding warrants, convertible redeemable preferred stock, restricted stock and options were excluded from the computation of diluted net income per common share for the years ended September 30, 2003, 2002, and 2001 because including them would have had an antidilutive effect:

	Year Ended September 30,

	2003	2002	2001

Warrants	25,215	1,220,238	2,447,181
Convertible redeemable preferred stock	—	918,795	1,280,000
Restricted stock	—	1,245,850	—
Options	1,757,189	5,398,737	43,411

	1,782,404	8,783,620	3,770,592

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

      Comprehensive Income — Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended September 30, 2003, 2002, and 2001 the Company recorded a foreign currency translation adjustment to recognize the changes in stockholders’ equity arising from converting the accounts of our international subsidiaries from their foreign functional currency to the Company’s United States dollar reporting currency.

Recent Accounting Pronouncements

      Consolidation of Variable Interest Entities — On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. As of December 17, 2003 the effective date of FIN 46 has been deferred until the end of the first interim or annual reporting period ending after March 15, 2004. In addition, the FASB expects to release additional guidance related to its application. The Company will review the applicability of additional guidance when it is available.

      Accounting for Stock-Based Compensation — On December 31, 2002 the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require the disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement’s amendments of transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002. In addition, SFAS 148’s amendment of interim disclosure requirements is effective for interim periods beginning after December 15, 2002. As now required by SFAS 148 additional information about stock options has been presented in the stock-based compensation accounting policy disclosure in the Company’s financial statements.

      Amendment of Statement 133 on Derivative Instruments and Hedging Activities — In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. This Statement amends SFAS 133 for decisions made as part of the Derivative Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Also, the provisions of SFAS 149 that relate to SFAS 133 implementation issues that have been effective for fiscal years that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition provisions of this statement related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the Company’s financial statements.

      Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity — In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS 150 shall be initially measured at fair value and subsequently revalued with changes in

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value being reflected in interest cost. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of SFAS 150 did not have a significant impact on the Company’s financial statements.

      Determining Whether an Arrangement Contains a Lease — In May 2003, the FASB reached a consensus on EITF Issue 01-8 (the Issue), Determining Whether an Arrangement Contains a Lease. The guidance in this Issue is effective for all arrangements agreed or committed to, or modified after the beginning of the next fiscal quarter beginning after May 28, 2003. The Issue addresses whether or not an arrangement contains a lease that is within the scope of SFAS 13, Accounting for Leases. Depending on the facts and circumstances and the classification of the lease, the seller or supplier may be required to record rental income instead of sales for a portion of the consideration received and the purchaser may be required to record both an asset under capital lease and a corresponding debt obligation. The adoption of the issue did not have a significant impact on the Company’s financial statements.

3.     Inventories

      Inventories consist of the following:

	September 30,

	2003	2002

Component parts	$25,581	$19,410
Work in process	27,122	21,505
Finished goods	18,149	28,380

	$70,852	$69,295

      Cyclotrons, which were delivered prior to July 1, 2003, but not yet accepted by the customers, are included in inventories as finished goods in the consolidated balance sheets for the years ended September 30, 2003 and 2002 in the amount of $1,346 and $5,978, respectively.

4.     Property and Equipment

      Property and equipment consist of the following:

	September 30,

	2003	2002

Land	$2,044	$2,044
Buildings	21,179	9,417
Building and leasehold improvements	22,025	15,739
Machinery and equipment	83,081	54,994
Less accumulated depreciation	(33,062)	(21,709)
Assets under construction	12,026	17,182

Property and equipment, net	$107,293	$77,667

      Depreciation expense for the years ended September 30, 2003, 2002 and 2001 was $11,519, $6,960 and $3,619, respectively.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Commitments and Contingencies

      Leases — The Company leases certain equipment under non-cancelable agreements. The leases have original terms ranging from three to ten years.

      Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2003:

2004	$2,300
2005	2,686
2006	830
2007	833
2008	1,425
Thereafter	2,100

      Rental expense for the years ended September 30, 2003, 2002, and 2001 was $3,289, $2,676 and $1,777, respectively.

      The Company guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $898 at September 30, 2003. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collateralized by any assets, and are without recourse.

      In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of 5.3 million Euros (or approximately $6.1 million). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a PETNET radiopharmacy. The Company has recorded a liability of $150 for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

      In September 2003, the Company entered into a new financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The new program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provided a guarantee to DLL for 9.9% on the first $25 million of transactions and 5.0% once $50 million in transactions is achieved, of the principal balance of all leases DLL executes on the Company’s behalf. At September 30, 2003, the Company had recorded a reserve of $136 for this guarantee to reflect the estimated fair value of the Company’s obligation after recovery and resale of the underlying equipment in accordance with FIN 45.

      The Company provides a parts and labor warranty on products it distributes directly, typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Year Ended September 30,

	2003	2002	2001

Balance at the beginning of the period	$3,740	$3,433	$1,805
Accruals for warranties issued during the period	6,185	6,800	5,437
Settlements made (in cash or in kind)	(4,663)	(6,493)	(3,809)

Balance at the end of the period	$5,262	$3,740	$3,433

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has an exclusive patent and technology license to manufacture and use materials and products containing lutetium oxyorthosilicate (LSO). The Company pays an annual royalty based on a percentage of the manufacturing cost of materials sold. The royalty amounts paid were $835, $429, and $221, for the years ending September 30, 2003, 2002, and 2001, respectively. The agreement is in effect until October 27, 2008 when the patent is due to expire.

      During fiscal year 2001 PETNET entered into a collaboration agreement with UCLA. In consideration for the research services provided by UCLA, PETNET pays a general research fee, an incentive fee and specific research fees. The general research fee and the incentive research fee are based on a percentage of net revenues received by PETNET from the sale of products produced at the LA Tech Center. Research fees were $387 and $507 for the years ended September 30, 2003 and 2002, respectively. No research fees were incurred for the year ending September 30, 2001.

      In May 2002, Cox Nuclear Pharmacy Inc. & Accuscan LLC filed an action against CTI, PETNET Pharmaceuticals, Inc. and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs sought $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. The claims against the PETNET employee have been dismissed. On December 5, 2003, the District Court granted summary judgment against the plaintiffs as to all remaining claims but leaving unaffected CTI’s counterclaim for liquidated damages under CTI’s purchase order with the plaintiffs.

      On November 21, 2002 General Electric Company filed an action against us and a former General Electric employee now employed by us in the District Court of Johnson County, Kansas, civil case no. 02-CV-07947. The complaint charges us and our employee with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to us or our employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. We have denied liability and intend to vigorously defend this suit; however, given the circumstances inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

      On September 19, 2002 General Electric filed a complaint against two former employees of General Electric who are now employed by CTI in the United States District Court, Eastern District of Wisconsin. The complaint alleged threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. CTI was not named as a defendant in that action. The defendants answered the complaint and denied liability. On September 23, 2003, the District Court in Wisconsin granted General Electric’s motion for voluntary dismissal without prejudice, which afforded General Electric an opportunity to refile the action in another United States District Court and potentially include additional defendants in addition to the two former employees. On November 24, 2003, General Electric refiled this action in the United States District Court for the Eastern District of Tennessee, Knoxville Division, against the two employees, CTI and PETNET. The defendants filed their motion for dismissal against all of GE’s claims on December 15, 2003. Due to the early stage of this action we are not able at the present time to render an opinion as to the likelihood of an outcome unfavorable to CTI or PETNET or as to the amount or range of potential loss by CTI or PETNET in the event of an unfavorable outcome, but we intend to vigorously contest this suit.

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

6.     Long-Term Debt

      The Company has a $125,000 syndicated revolving credit facility (the Syndicated Facility) with a group of banks. Borrowing under the Syndicated Facility is collateralized by all property, and interests in property, presently existing or hereafter created by CTI or its subsidiaries as guarantors, including any and all proceeds thereof, in which a security interest is now or hereinafter granted; provided, however, that all real property of CTI as of March 14, 2002, is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at our option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (2.37% at September 30, 2003). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. There was no outstanding balance of the Syndicated Facility at September 30, 2003.

      Industrial Revenue Bonds — In 1988 the Company entered into an agreement with the Industrial Development Board of Blount County, Tennessee (the Board) relating to the issue of Industrial Development Revenue Bonds (the Series 1988 Bonds) by the Board in the aggregate principal amount of $5,000 for the purpose of lending proceeds from the Bonds to the Company. Such proceeds were restricted to use in the acquisition, construction, improvement, and equipping of a manufacturing plant in Blount County, Tennessee. The remaining $4,000 balance of the Series 1988 Bonds is supported by an irrevocable letter of credit agreement that expires October 15, 2005. The Series 1988 Bonds are due in August 2008.

      On August 1, 2000 the Company entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the Company’s manufacturing plant in Blount County, Tennessee. At September 30, 2003 and 2002, the remaining balances were $1,600 and $2,300, respectively. The remaining $1,600 balance of the Series 2000 Bonds is supported by an irrevocable letter of credit agreement that expires October 15, 2005. The Series 2000 Bonds are due in August 2010. In May 2002, the Company redeemed all outstanding tax exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

      CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 1.20% to 1.30% at September 30, 2003 and 1.90% to 2.00% at September 30, 2002, respectively).

      Notes Payable — CTI was able to borrow up to $7,900 under the terms of a construction loan agreement with a bank. Interest was payable monthly at LIBOR plus 1.00% to 2.00%, and this loan was repaid in June 2003.

      In August 2003 in conjunction with the acquisition of Mirada Solutions Limited (Note 11), we assumed a $365 note payable to a bank and issued $3,188 of unsecured loan notes. Interest on the bank note is at the bank base rate plus 1.25% (5.00% at September 30, 2003). The outstanding balance on the assumed bank note payable was $366 at September 30, 2003. For the unsecured loan notes issued during the acquisition, the note holder can request to be paid the lower of $15 or their outstanding note balance

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on April 30, 2004 along with any accrued interest to date. The remaining balance and outstanding interest on the unsecured loan notes will then be paid in full by April 30, 2005. Interest on the unsecured loan notes is fixed at 1.50%.

      In 2003, CTI, through its subsidiary CPS, entered into a mortgage loan to purchase additional manufacturing space, which had previously been leased. The Company is required to make principal and interest payments totaling $78 per year through 2008, with a balloon payment upon maturity. The debt bears interest at a fixed rate of 4%. The outstanding balance on this mortgage loan was $873.

      In 2000 CTI entered into a mortgage loan agreement to purchase its current office space, which had previously been leased. Interest on the debt was at LIBOR plus 1.00% to 2.00%. This loan was repaid in August 2003.

      Annual maturities of long-term debt at September 30, 2003, are as follows:

2004	$2,300
2005	2,686
2006	830
2007	833
2008	1,425
Thereafter	2,100

      Capital Lease Obligations — Leased capital assets included in machinery and equipment and other assets at September 30 are as follows:

	2003	2002

Machinery and equipment	$21,641	$18,220
Accumulated amortization	(5,942)	(4,150)
Other assets	—	416

	$15,699	$14,486

      Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at September 30, 2003:

2004	$4,528
2005	3,716
2006	2,947
2007	2,943
2008	1,883
Thereafter	1,285

Total minimum lease payments	17,302
Amounts representing interest	(3,287)

Present value of net minimum payments	14,015
Current portion of capital lease obligations	(3,201)

Capital lease obligations, long-term	$10,814

      PETNET extinguished capital lease obligations totaling $14,503 in September 2002 prior to maturity, resulting in losses on early extinguishments of debt of $1,303, which is reported in selling, general and administrative expense.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes

      The Company files a consolidated U.S. federal income tax return that includes CTI, PETNET, CTI Services and ACT. CPS files a separate U.S. federal income tax return and all foreign subsidiaries file returns in their country of incorporation. At September 30, 2003, the Company also had federal, foreign, and state net operating loss carryforwards of $15,415, $4,178, and $29,683, respectively, expiring in the period 2010 to 2018, that are available to reduce future income taxes. At September 30, 2003, the Company had tax credit carryforwards of $828, that are available to reduce future federal income taxes.

      The components of deferred tax assets and liabilities at September 30, were as follows:

	2003	2002

Current deferred tax assets:
Allowance for doubtful accounts	$1,268	$816
Inventory capitalization	762	315
Inventory obsolescence reserves	1,212	1,133
Accrued incentive compensation	309	259
Accrued vacation	921	574
Accrued warranty reserves	1,736	1,026
Installation reserve	127	322
Other accrued expenses	357	485
Deferred revenues	3,953	2,545
Research and development credit carryforward	—	—
Alternative minimum tax credit carryforward	11	11
Net operating loss carryforwards	6,012	—
Stock-based compensation	604	2,341
Insurance reserve	479	—

Net current deferred tax assets	$17,751	$9,827

Noncurrent deferred tax assets:
Deferred revenue	$1,661	$2,213
Amortization	159	217
Stock-based compensation	—	—
Noncurrent deferred liabilities:
Research and development credit carryforward	817	495
Alternative minimum tax credit carryforward	—	22
Net operating loss carryforwards	2,106	344
Other noncurrent	—	(172)
Fixed asset disposition	—	41
Acquired intangibles	(3,933)	—
Depreciation	(9,809)	(2,973)

Net noncurrent deferred tax liability	$(8,999)	$187

      The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and credits within the applicable carryforward and carryback periods.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rate on income taxes and minority interest differs from the federal statutory rate as follows:

	2003	2002	2001

Federal tax	$20,610	$8,445	$7,844
State tax	1,766	401	874
Research and development credit	—	—	(583)
Warrant liability mark to market permanent difference	—	3,405	1,525
Stock based compensation	245	3,364	—
Extraterritorial income benefit	(677)	(522)	—
In process research and development	416	—	—
Other permanent differences	575	(503)	270

Provision for income taxes	$22,935	$14,590	$9,930

8.     Employee Benefit Plan

      The Company provides a defined contribution plan that covers substantially all domestic employees. Company contributions to the Plan are based on employees’ earnings. In addition, the employees may elect to contribute to the Plan and the Company will match 50% of employee contributions up to 6% of their compensation. The total Company expense was approximately $1,982, $1,886 and $890 for the years ended September 30, 2003, 2002 and 2001, respectively.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity for these plans is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Grant Date	Options	Exercise
	Outstanding	Price	Fair Value	Exercisable	Price

Balance at September 30, 2000	1,692,531	$2.84		1,405,466	$2.84
Options granted in 2001 at fair value	1,205,323	4.25	$2.41
Options exercised in 2001	(51,514)	2.91
Options expired in 2001	(102,581)	3.08

Balance at September 30, 2001	2,743,759	3.45		1,904,464	3.25
Options granted in 2002 at fair value	147,433	11.06	4.49
Options granted in 2002 below fair value	776,265	5.49	9.59
Options exercised in 2002	(306,168)	3.16
Options expired in 2002	(64,211)	3.60

Balance at September 30, 2002	3,297,078	4.30		2,572,544	3.78
Options granted in 2003 at fair value	160,292	21.73	9.42
Options exercised in 2003	(1,247,913)	3.49
Options expired in 2003	(122,946)	5.54

Balance at September 30, 2003	2,086,511	$6.03		1,619,823	4.70

      The following table summarizes information about incentive stock options at September 30, 2003:

	Options Outstanding			Options Exercisable

	Number of	Average	Average	Number of	Average
Range of Exercise Prices	Shares	Life(1)	Price(2)	Shares	Price(2)

$2.81	435,089	2.06	$2.81	435,089	$2.81
$3.09 to $3.87	344,639	2.87	3.38	344,639	3.38
$4.69	558,823	5.01	4.69	424,127	4.69
$5.56 to $6.12	524,736	5.39	5.60	354,111	5.62
$15.55 to $16.15	28,981	8.68	15.60	13,512	15.57
$17.00 to $17.63	8,816	9.41	17.16	2,593	17.11
$18.31 to $18.80	36,519	9.65	18.32	7,357	18.33
$19.37 to $19.76	25,404	8.86	19.68	7,125	19.65
$21.97 to $22.40	74,675	9.16	22.06	21,184	22.16
$23.90	3,329	9.29	23.90	986	23.90
$25.00	45,500	9.20	25.00	9,100	25.00

	2,086,511			1,619,823

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Qualified Options

      In addition, the Company provides non-qualified stock options to certain officers and key employees. The options are generally exercisable in installments of 20% or 25% per year from the grant date. The options expire after five to ten years.

      A summary of the Company’s non-qualified stock option activity is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Grant Date	Options	Exercise
	Outstanding	Price	Fair Value	Exercisable	Price

Balance at September 30, 2000	926,598	$0.54		923,078	$0.53
Options granted in 2001 at fair value	377,342	3.70	$2.49
Options granted in 2001 below fair value	128,000	0.16	3.33
Options exercised in 2001	(21,333)	0.16

Balance at September 30, 2001	1,410,607	1.39		1,356,432	1.31
Options granted in 2002 at fair value	1,043,517	17.04	6.34
Options granted in 2002 below fair value	1,218,645	5.39	8.85
Options exercised in 2002	(1,084,532)	3.46

Balance at September 30, 2002	2,588,237	8.72		1,409,761	4.72
Options granted in 2003 at fair value	134,553	18.39	9.22
Options exercised in 2003	(820,462)	1.49
Options expired in 2003	(112,552)	5.27

Balance at September 30, 2003	1,789,776	$12.98		998,465	11.72

      The following table summarizes information about non-qualified stock options at September 30, 2003:

	Options Outstanding			Options Exercisable

	Number of	Average	Average	Number	Average
Range of Exercise Prices	Shares	Life(1)	Price(2)	of Shares	Price(2)

$0.16	3,400	0.70	$0.16	3,400	$0.16
$2.81 to $3.09	101,440	1.44	3.03	101,440	3.03
$4.69 to $5.56	541,530	5.40	5.21	345,866	5.41
$15.55	574,280	8.82	15.55	287,140	15.55
$17.00 to $18.37	137,197	9.30	17.67	87,041	17.29
$19.00 to $19.76	343,321	8.94	19.67	115,436	19.50
$22.40	86,608	8.95	22.40	57,742	22.40
$25.00	2,000	9.20	25.00	400	25.00

	1,789,776			998,465

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

      During the year ended September 30, 2002, the Company issued options to employees to purchase common stock with exercise prices ranging from $4.69 to $22.40. The Company recorded non-cash compensation charges to earnings for the excess of estimated fair value over the exercise price of these options totaling $11,265 and also recorded unearned compensation of $4,441. The Company is amortizing the balance of unearned compensation over the respective vesting periods ranging from three to four years. For the years ended September 30, 2003 and 2002, the Company amortized $885 and $723 to stock-based compensation expense.

      During the year ended September 30, 2002, the Company issued warrants and options to purchase common stock to non-employee consultants in exchange for receiving consulting services. The fair value of the warrants and options was estimated using the Black-Scholes option-pricing model. In connection with the issuance of these warrants to purchase common stock, the Company recorded $93 to stock-based compensation and $253 to unearned compensation. The Company is amortizing the balance of unearned compensation to stock-based compensation expense over the term of the consulting contract. For the years ended September 30, 2003 and 2002, the Company amortized $51 and $25 to stock-based compensation expense.

      During 2002 and 2003, the Company issued 224,528 restricted shares of common stock at prices ranging from $15.55 to $22.40 in connection with hiring executives. In connection with these restricted common shares, the Company recorded unearned compensation of $3,902. The Company is amortizing the balance to stock-based compensation expense over the four year vesting periods during which the restrictions expire. The Company amortized $947 and $144 to stock-based compensation expense for the years ended September 30, 2003 and 2002, respectively.

      During the year ended September 30, 2003, 2,000 options to purchase common stock were issued to non-employees. The fair value of these options of $26 was charged to stock-based compensation, and was determined using the Black-Scholes option-pricing model using a risk-free interest rate of 7.39%, an expected life of seven years (the life of the options), volatility of 35%, and no expected dividends.

      During the fourth quarter of the year ended September 30, 2002, the subsidiary companies agreed to reimburse CTI for their respective amounts of stock-based compensation expenses; consequently, these charges, which had been previously reported as costs of the “Corporate and Other” segment, were pushed down to each of the reportable segments and are reflected accordingly. In addition, for consistency, all prior years have been restated to reflect stock-based compensation expenses in the respective segments where the personnel were employed. The allocation of stock-based compensation to CPS in the fourth quarter of 2002 resulted in a reduction of CPS net income, which further resulted in a reduction in minority interest expense of approximately $1.0 million, and a corresponding increase in CTI’s consolidated net income.

10.     Related Party Transactions

      From 1987 through April 2001, Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001, CPS implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with one renewal period of one year. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following additional transactions occurred in 2003, 2002 and 2001, between the Company and Siemens, a CTI shareholder, or its affiliates:

•	The Company’s sales through and to Siemens were $143,856, $128,233 and $120,730 in 2003, 2002 and 2001, respectively.

•	Accounts receivable and customer advances received through Siemens totaled $42,430 and $326, respectively, at September 30, 2003.

•	Accounts receivable and customer advances received through Siemens totaled $39,918 and $1,214, respectively, at September 30, 2002.

      Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At September 30, 2003 the cumulative total number of units sold by CPS was 697. By the end of 2003, CPS would need to have sold a cumulative total of 981 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before the fiscal year ending September 30, 2005.

      The Company has four agreements with Concorde Microsystems, Inc. (Concorde), a company partially owned and operated by children of CTI’s President and Chief Executive Officer who is also a director and major shareholder in CTI.

      In the MicroPET Agreement, CPS assigned its rights to develop positron emission tomography for animals. Concorde was granted a non-exclusive royalty-free license for the sole purpose of production by Concorde of products for use in the high-resolution animal PET tomography market. All technology developed by Concorde useful in the design, development or production of PET tomographs for humans belongs to CPS. All technology developed by Concorde that is useful in the development of PET tomographs for animal applications belongs to Concorde. For a period of five years, CPS agreed to sell Concorde equipment and components needed to develop animal tomographs and Concorde agreed to sell MicroPET tomographs and related equipment for resale by CPS. The MicroPET Agreement has a five-year term, but CPS has retained the right upon 180 days notice to Concorde to begin developing positron emission tomographs for animals.

      As part of the transactions contemplated by the MicroPET Agreement, CPS entered into a Patent and Technology Sublicense Agreement. Pursuant to this Sublicense, CPS granted Concorde a non-exclusive, royalty-free right to use the LSO technology in the field of detector systems for high-resolution animal tomographs. The Patent and Technology Sublicense Agreement expires on the date that CTI’s license to use the LSO technology expires.

      Effective October 1, 1999, CPS and Concorde entered into a Development and Exclusive Supply Agreement pursuant to which CPS engaged Concorde to develop, manufacture and supply application specific integrated circuits (commonly referred to as ASICS) used in the PET scanners manufactured by CPS. CPS agreed to pay Concorde for its development costs, production set-up costs and design maintenance procedures incurred in connection with the development and production of the microchips or ASICS. CPS agreed that upon the successful development of the ASICS, Concorde would be the exclusive supplier of the ASICS. CPS also agreed to acquire at least $50,000 worth of ASICS from Concorde during the term of the agreement. All technology developed by Concorde in the performance of

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the agreement belongs to CPS. Concorde agreed for a period of five years after the new ASICS are developed not to engage in or own an interest in a business competitive with CPS or to design ASICS for any competitor of CPS. The agreement has a five-year term. In connection with these agreements, CPS paid Concorde $601, $459 and $554 for the years ended September 30, 2003, 2002, and 2001, respectively.

      In September 2002, PETNET entered into an agreement with Concorde. Under the terms of the agreement, PETNET was granted an exclusive, royalty-free license to distribute Concorde products throughout the continental United States and Canada. PETNET is responsible for sales, marketing and education activities while Concorde is responsible for all product warranty, installation, training, service and technical support. In the event the annual orders do not exceed each previous year’s orders by 10%, distribution rights can be made nonexclusive at the sole discretion of Concorde. During the year ended September 30, 2003, total PETNET sales and cost of sales of Concorde products under this distribution agreement were $5,436 and $5,061, respectively. In addition, during 2003 PETNET purchases from Concorde were $5,550, and accounts payable at September 30, 2003 included $3,206 in payables to Concorde. There were no transactions under the agreement for the year-ended September 30, 2002.

      On September 5, 2002 CTI entered into an LSO Supply Agreement with Concorde pursuant to which CTI agreed to provide Concorde with LSO. This agreement expires upon the termination of CTI’s license with Schlumberger to use the LSO technology. In this agreement, CTI agreed not to sell LSO to another third party engaged in the development or manufacture of PET scanners for use in animal applications. During the year ended September 30, 2003, LSO sales to Concorde were $1,371.

      CTI acquired land in 2001 for $1,454 from a general partnership owned in part by certain directors and officers of the Company. The ongoing expansion of the Company’s facilities is being constructed on this land. CTI has also been granted a right of first refusal to purchase an adjacent parcel from the same general partnership.

11.     Business Acquisitions

      On August 15, 2003, the Company acquired 100% of the capital stock of Mirada Solutions Limited (Mirada). The results of Mirada’s operations have been included in the consolidated financial statements since that date. Mirada’s products aid better detection, diagnosis and management of disease through the application of image analysis tools to medical images. The Company will incorporate Mirada’s image analysis and fusion software into all of its PET scanner workstations, providing greatly enhanced analytical and diagnostics capabilities.

      The aggregate purchase price was $23,091, including $19,652 of cash, common stock of $251, and the balance of $3,188 in notes payable. The purchase price allocation is subject to refinement as additional transaction related costs may be incurred. Under the purchase agreement, the Company may be required to make additional payments to the former shareholders if Mirada net income exceeds defined goals for 2004 and 2005. If additional payments are required the Company will adjust goodwill at that time. The

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At
August 15,
2003

Current assets	$2,257
Property and equipment	331
Other assets	5
Intangible assets	14,209
Goodwill	12,464

Total assets acquired	29,266

Current liabilities	2,923
Long-term debt	365
Deferred tax liability	2,887

Total liabilities assumed	6,175

Net assets acquired	$23,091

      Of the $14,209 in acquired intangible assets, $12,829 was assigned to existing product technology and is being amortized on a straight-line basis over a weighted average life of approximately 10 years. Amortization expense recorded on theses assets was $176 in 2003. The remaining intangible assets of $1,380 were assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method. None of the goodwill is expected to be deductible for tax purposes. No pro forma disclosures have been included in these financial statements as Mirada was immaterial to the consolidated financial statements taken as a whole.

      In October 2000, the Company acquired the remaining minority interest in PETNET. Under the terms of the agreement, holders of PETNET common stock received 1.60 shares of CTI common stock for each 3.6875 shares of PETNET common stock outstanding. Approximately 3,193,000 shares of CTI common stock with a fair value of $11,469 were issued to PETNET shareholders. The merger has been treated as a forward triangular merger in order to qualify as a tax-free reorganization under IRS Section 368(a)(2)(D). The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, prepaid expenses, fixed assets, current liabilities and capital leases based on their estimated fair values. Goodwill resulting from the transaction was $8,371 which was being amortized over twenty years prior to the adoption of SFAS 142.

      The changes in the carrying value of goodwill for the year ended September 30, 2003 are as follows:

	Detector	Corporate &	Eliminating	Consolidated
	Materials	Other	Entries	Total

Balance, October 1, 2002	$520	$593	$11,272	$12,385
Goodwill acquired	191	—	12,464	12,655

Balance, September 30, 2003	$711	$593	$23,736	$25,040

      The “Eliminating Entries” column reflects the goodwill arising from the acquisitions of PETNET and Mirada that was not pushed down to the subsidiaries for segment reporting. Of the $23,736 total, $11,272 relates to PETNET and $12,464 relates to Mirada.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company applied the non-amortization of goodwill provisions of SFAS 142 in the year ended September 30, 2001, reported net income and basic and diluted earnings per share would have been as follows:

Reported net income	$6,116
Goodwill amortization	689

Adjusted net income	$6,805

Reported basic earnings per share	0.15
Goodwill amortization	0.02

Adjusted basic earnings per share	$0.17

Reported diluted earnings per share	0.13
Goodwill amortization	0.02

Amortization diluted earnings per share	$0.15

      No SFAS 142 pro forma disclosures have been made for 2003 and 2002 as the effect of SFAS 142 is already included in the results of operations.

12.     Preferred Stock and Warrants

      On September 30, 1999, CTI issued 400,000 shares of 9% redeemable preferred stock, 200,000 shares of 10% convertible redeemable preferred stock and a warrant to purchase 2,196,326 common shares for gross proceeds of $15,000. Both issues of preferred stock were convertible into common stock which subsequently occurred concurrent with the Company’s initial public offering. The Company accreted both issues of the preferred stock to their respective redemption amounts using the effective interest method. The aggregate accretion on both issues of redeemable preferred stock in the years ended September 30, 2002 and 2001 was $1,283 and $310, respectively.

      The warrant, which had an exercise price of $0.0016 per share, was valued at $4,374 on the date of issuance based on its relative fair value using the Black-Scholes option-pricing model with the following assumptions: risk-free rate of 6.8%, estimated life of ten years, 75% volatility and no dividend yield. Pursuant to anti-dilution provisions in the agreement, the number of common shares available to be purchased under the warrant was increased by 250,854 shares to 2,447,181 in connection with CTI’s acquisition of the remaining minority interest in PETNET in October 2000. CTI recorded a warrant liability upon issuing the 9% redeemable preferred stock and 10% convertible redeemable preferred stock based on the relative fair value of the warrants issued in the transaction. Through the date the warrants were exercised, CTI made periodic mark to market adjustments, which are reflected in the accompanying consolidated statements of operations in accordance with the provisions of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

      On June 26, 2002, CTI exercised a repurchase option in connection with its initial public offering which qualified as a Liquidity Event (as defined in the warrant agreement). The option called for a $1,000

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment in exchange for a portion of the warrant covering from 188,189 to 1,191,165 shares, based on the internal rate of return to the purchaser of the preferred stock. Pursuant to the warrant agreement, the Company received a credit against the $1,000 payment in an amount equal to fifty percent of any underwriting fees paid by the Company to an affiliate of the holder of the warrant in connection with a public offering of the Company’s common stock. The Company received a credit in the amount of $658 in connection with its initial public offering and therefore paid $342 to repurchase 1,191,165 shares upon the closing of the offering. The cost of the common shares acquired is reflected as treasury stock in the accompanying consolidated financial statements.

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

      On May 13, 2002, the Company purchased an aggregate of 2,536,109 shares of its outstanding common stock from two shareholders for the aggregate price of $11.9 million in cash. On May 15, 2002, the Board of Directors approved a 1.6-for-1 common stock split and an increase in the number of authorized common shares, which was effective on June 1, 2002. All references to number of common shares, per share amounts, and stock option and warrant data have been revised for all periods presented to reflect the stock split.

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

13.     Segments

      The Company operates in four reportable business segments based on differences in products and services: CPS, PETNET, Detector Materials, and CTI Services. The CPS segment designs, manufactures and markets medical research and scanning equipment. The PETNET segment manufactures and distributes radiopharmaceuticals to customers. The Detector Materials segment manufactures a scintillation

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

component sold primarily to the CPS segment. The Company’s direct distribution and service of cyclotron systems and PET scanners are reflected in the CTI Services segment.

      The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” with the exception of deferred tax assets and liabilities for the Detector Materials segment, which are included in “Corporate and Other.” Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company’s headquarters building and non-allocable costs which are included in “Corporate and Other.” The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted principally in the U.S.

      The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended September 30, 2003, 2002, and 2001:

			Detector	CTI	Corporate	Eliminating	Consolidated
	CPS	PETNET	Materials	Services	and Other	Entries	Total

Year Ended September 30, 2003
External revenues	$172,013	$74,868	$2,852	$112,556	$—	$—	$362,289
Intersegment revenues	75,726	21	52,312	13,331	—	(141,390)	—
Depreciation and amortization	1,539	6,895	1,800	664	1,994	(955)	11,937
Stock-based compensation	326	286	21	634	642	—	1,909
Interest expense	14	1,644	860	1,508	1,327	(3,427)	1,926
Interest income	411	8	116	298	3,716	(3,427)	1,122
Equity in (income) losses of investees	—	(406)	—	288	—	102	(16)
Income tax expense	17,704	997	9,850	(4,743)	979	(1,852)	22,935
Minority interest expense	—	345	—	—	—	15,042	15,387
Net income (loss)	30,144	932	15,445	(8,415)	1,556	(19,099)	20,563
Total assets	143,397	87,233	45,510	131,683	102,393	(85,168)	425,048
Investment in equity method investees	—	1,903	—	18	—	—	1,921
Capital expenditures	10,199	21,937	2,411	1,361	11,461	(2,563)	44,806
Year Ended September 30, 2002
External revenues	$151,264	$55,314	$1,047	$50,770	$—	$—	$258,395
Intersegment revenues	37,774	260	28,155	14,878	—	(81,067)	—
Depreciation and amortization	839	4,440	884	461	1,347	(873)	7,098
Stock-based compensation	3,926	1,388	1,671	2,290	2,975	—	12,250
Interest expense	464	2,652	1,046	893	159	—	5,214
Interest income	20	95	192	369	390	—	1,066
Equity in (income) losses of investees	—	(539)	—	271	—	301	33
Income tax expense	13,599	(634)	2,327	(100)	2,119	(2,237)	15,074
Minority interest expense	—	125	—	—	—	12,844	12,969
Net income (loss)	25,740	(1,955)	3,659	(373)	(14,029)	(16,461)	(3,419)
Total assets	102,386	64,785	39,473	72,729	115,782	(43,446)	351,709
Investment in equity method investees	—	1,348	—	(70)	—	—	1,278
Capital expenditures	2,907	18,973	3,911	921	12,292	(2,930)	36,074

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Detector	CTI	Corporate	Eliminating	Consolidated
	CPS	PETNET	Materials	Services	and Other	Entries	Total

Year Ended September 30, 2001
External revenues	$126,879	$35,610	$1,803	$24,585	$—	$—	$188,877
Intersegment revenues	6,716	—	16,580	17,128	—	(40,424)	—
Depreciation and amortization	609	2,094	705	224	1,587	(754)	4,465
Stock-based compensation	425	—	—	113	—	—	538
Interest expense	544	1,098	1,516	1,812	(1,103)	—	3,867
Interest income	1	23	237	419	(580)	—	100
Equity in (income) losses of investees	—	(757)	—	—	—	71	(686)
Income tax expense	7,135	578	1,790	1,653	(1,245)	19	9,930
Minority interest expense	—	26	—	—	—	6,340	6,366
Net income (loss)	12,280	845	2,408	1,555	(1,907)	(9,065)	6,116
Total assets	89,178	45,124	27,040	45,025	15,180	(13,766)	207,781
Investment in equity method investees	—	1,323	—	—	—	—	1,323
Capital expenditures	1,566	17,243	2,746	2,648	2,793	(2,111)	24,885

      Effective October 1, 2003, the PETNET and CTI Services segments have been combined to reflect organizational changes. In future fiscal reporting periods these two segments will be reported as one segment, CTI Solutions.

      Sales were distributed to the following locations:

	Year Ended
	September 30,

	2003	2002	2001

United States	77%	77%	77%
Foreign	23	23	23

	100%	100%	100%

      No individual foreign country represents 10% or more of the Company’s total sales since 2001. Sales are based on final destination of products sold.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

SCHEDULE II.     FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts and Reserves

		Balance at				Balance at
		Beginning				End of
		of Period	Additions	Deductions		Period

Description

Accounts receivable allowance for doubtful accounts	2001	$825	$406	$(474	)(i)	$757
	2002	757	1,466	(405	)(i)	1,818
	2003	1,818	2,791	(948	)(i)	3,661

Inventory reserve for obsolescence	2001	$1,531	$594	$(387)		$1,738
	2002	1,738	1,002	(889)		1,851
	2003	1,851	1,471	(476)		2,846

(i)	Represents write-offs during the respective period for uncollectible accounts.

      All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or notes thereto.