Form 10-K/A
period 2003-09-30
CTI MOLECULAR IMAGING INC
filed 2004-01-28
CIK 1129552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of common stock held by non-affiliates of the registrant was $468,191,923 as of March 31, 2003, based upon the last sale price of such stock as reported on the Nasdaq National Market on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).

     There were 45,294,142 shares of common stock outstanding at January 14, 2003.

CTI MOLECULAR IMAGING, INC.

FORM 10-K/A

EXPLANATORY NOTE

     This amendment on Form 10-K/A is being filed in order to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as originally filed with the Securities and Exchange Commission (SEC) on December 23, 2003, in the following respects:

1.	Including the information required by Items 10, 11, 12, and 13 in Part III of the Annual Report on Form 10-K, which originally was intended to be incorporated by reference to the information to be included in the Company’s proxy statement for its 2004 Annual Meeting of Stockholders;

2.	Including, on a voluntary basis, information under Item 14 of Part III; and

3.	Redesignating Item 14 in Part IV as Item 15 and amending the Exhibit Index in that Item to reflect the inclusion of updated certifications of certain executive officers and an updated consent letter from PricewaterhouseCoopers LLP (PwC).

     Except as expressly set forth herein, all information contained in this amendment is as of September 30, 2003, or as of December 23, 2003, the filing date of the Company’s original Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Only certain portions of the Company’s Annual Report on Form 10-K are being amended by this Form 10-K/A, and the amended report does not reflect events occurring after the filing of the Company’s original Form 10-K, or modify or update those disclosures in any way. The filing of this Form 10-K/A shall not be deemed an admission that the original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Board of Directors

     The Company’s Certificate of Incorporation provides that the Board of Directors of the Company will consist of not less than six nor more than nine directors, as determined from time to time by resolution of the Board of Directors. The size of the Board of Directors is currently fixed at nine.

     The Company’s Certificate of Incorporation also divides the Board of Directors into three classes. Directors in each class serve staggered three-year terms, so that approximately one third of the terms of the directors expire each year. The current classes of directors and their terms of office are:

CLASS I	CLASS II	CLASS III
Term expiring in 2006	Term expiring in 2004	Term expiring in 2005

Terry D. Douglass, Ph.D.	Bernd Haetzel	James R. Heath, Ph.D.
Roy Doumani	Hamilton Jordan	Leroy M. Hood, M.D., Ph.D.
William W. McInnes	Michael E. Phelps, Ph.D.	Ronald Nutt, Ph.D.

Class I Directors – Terms expiring 2006:

     Terry D. Douglass, Ph.D., 61, Chairman of the Board of Directors. Dr. Douglass is one of our founders and has served as the Chairman of the Board of the Company since 1983. From our founding in 1983 until October 2003, Dr. Douglass also served as the Company’s President and Chief Executive Officer. Before founding the Company, he spent 15 years in various management positions with EG&G in Oak Ridge, Tennessee (EG&G), resigning as its President in 1983 to found the Company. Dr. Douglass led the group at EG&G that worked with Dr. Michael E. Phelps of UCLA to develop the first commercial PET scanner in 1976. He holds several patents and has authored several publications in nuclear electronics and PET. He holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering, and a Ph.D. in electrical engineering from the University of Tennessee at Knoxville.

     Roy Doumani, 68. Mr. Doumani has been a director of the Company since April 2003. He also is a member of the Board of Directors of the California NanoSystems Institute, and presently is serving as the Institute’s Chief Operating Officer. Mr. Doumani currently holds an equity position in and serves as vice chairman of Xiamen International Bank (XIB), the first joint venture bank in the People’s Republic of China. He was a founder and director of First Los Angeles Bank; a shareholder and chairman of First Interstate Bank of Hawaii; a shareholder and director of HonFed Bank; and a shareholder and chairman of World Trade Bank in Los Angeles. Mr. Doumani has been involved in the start-up of and has served as a board member for and advisor to a number of companies in the United States, Asia, and Europe. In addition to his business interests, he serves as a member of the advisory boards of both RAND’s Center for Middle East Public Policy and its Center for Asia Pacific Policy. Mr. Doumani holds a Bachelor of Arts degree in business and finance from the University of California at Los Angeles and a law degree from the University of Southern California.

     William W. McInnes, 55. Mr. McInnes has served as a director of the Company since May 2002. Since his retirement from Hospital Corporation of America in 1993, Mr. McInnes has worked as a private investor. From 1978 through 1993, Mr. McInnes worked for Hospital Corporation of America during which time he served as the Vice President – Finance and Treasurer. Mr. McInnes was a founder of Tennessee Commerce Bank, located in Nashville, Tennessee, and has served as one of its directors since its inception in 1999. Mr. McInnes was also a founder of Diversified Trust Company, located in Memphis, Tennessee, and has served on its board of directors since 1993. Mr. McInnes holds a Bachelor of Arts degree in philosophy from Vanderbilt University and an M.B.A. degree from the Harvard Business School.

Class II Directors – Terms expiring 2004:

     Bernd Haetzel, 37. Mr. Haetzel has served as a director of the Company since February 2002. Since August 2000, he has served as the Vice President of Finance and Administration for the Oncology Care Systems Group of Siemens Medical Solutions USA, Inc. From 1996 to 2000, Mr. Haetzel served as the Vice President of Operations of the Systems Engineering Plant for Siemens’ Automation & Controls Group in Chemnitz, Germany. From 1993 to 1996, he served in various financial positions for Siemens Energy & Automation, Inc. Mr. Haetzel holds a degree in finance and business administration from Berufsakademie in Stuttgart, Germany. Mr. Haetzel was nominated for election to the Board of Directors as a nominee of Siemens pursuant to the terms of the joint venture agreement between the Company, Siemens and certain of the Company’s other stockholders, directors and executive officers with respect to the formation of CTI PET Systems. Our relationship with Siemens is discussed in more detail under the heading “Business—Our Relationship with Siemens” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as originally filed with the SEC on December 23, 2003.

     Hamilton Jordan, 59. Mr. Jordan is former White House Chief of Staff to President Jimmy Carter and for the past twenty years has written two best-selling books, successfully battled three different cancers, organized two professional sports teams, including a National Football League franchise, and been involved as an investor and board member in the start-up of successful companies and projects in both the public and private sectors, focused on health and biotechnology generally and oncology specifically. He is founder of The Georgia Cancer Coalition, a $1 billion public-private effort to make Georgia a cancer research center, serves at the request of President Bush on the National Dialogue for Cancer, and led a group of scientists in a successful effort to double the National Institutes of Health and National Cancer Institute budgets. Currently, Mr. Jordan is an investor and board member of several different biotech organizations. He holds a Bachelor of Arts degree in history from the University of Georgia.

     Michael E. Phelps, Ph.D., 64. Dr. Phelps has served as a director of the Company since 1983. He has been on the faculty of the University of California since 1976, and currently is the Norton Simon Professor and Chair of the Department of Molecular and Medical Pharmacology of the University of California at Los Angeles (UCLA). In addition to serving as the Departmental Chairman and holding an endowed professorship, he also is the Director of the Crump Institute for Molecular Imaging, Professor of Biomathematics, the Associate Director of the Laboratory of Structural Biology and Molecular Medicine and the Chief of Nuclear Medicine. Dr. Phelps has received numerous awards and honors, including the George Von Hevesy Prize (won twice) from the Von Hevesy Foundation in Zurich, the 1983 Paul Aebersold Award from the Society of Nuclear Medicine, the chairmanship of the 1983 Nobel Symposium, the 1984 Sarah L. Poiley Memorial Award from the New York Academy of Sciences, the 1984 Ernest O. Lawrence Presidential Award, election to the Institute of Medicine of the National Academy of Sciences in 1985, the 1987 Rosenthal Foundation Award of the American College of Physicians, the 1992 Pasarow Foundation Award, the 1998 Enrico Fermi Presidential Award, and election to the National Academy of Sciences in 1999. He has published over 500 scientific papers and books dealing with such diverse topics as development of PET, molecular imaging probes for assays from metabolism to gene expression, brain mapping of normal cerebral function and brain development, seizure disorders in infants and children, diagnosing and staging of numerous types of cancers, the differential diagnosis of Alzheimer’s disease and the relationship between genetic defects and metabolic abnormalities in the brain. Dr. Phelps also is the current president of the Academy of Molecular Imaging. He holds a Bachelor of Science degree in chemistry and mathematics from Western Washington State University and a Ph.D. in chemistry from Washington University in St. Louis.

Class III Directors – Terms expiring 2005:

     James R. Heath, Ph.D., 42. Dr. Heath has been a director of the Company since April 2003. He is the Elizabeth W. Gilloon Professor of Chemistry at the California Institute of Technology (Caltech), and Professor of Molecular & Medical Pharmacology at UCLA. While studying at Rice University, he was the principal graduate student involved in the discovery of C60 and the class of all carbon molecules known as the fullerenes; his graduate advisor shared the 1996 Nobel Prize in Chemistry for this discovery. From 1988 to 1991, Dr. Heath was a Miller Postdoctoral Fellow at the University of California at Berkeley. He was a member of the technical staff at IBM’s Watson Labs from 1991 to 1994. In 1994, Dr. Heath joined the faculty of UCLA as an Assistant Professor, and was promoted to tenure in 1996 and to Professor in 1997. His primary scientific research over the past 10 years has been in the area of nanoscience. Dr. Heath’s work on molecular electronics circuitry was cited by the journal Science as Breakthrough of the Year 2000. He has received several scientific awards, including the 2000 Julius Springer Award for Applied Physics, the 2000 Feynman Prize in Nanotechnology, and the 2001 Raymond and Beverly

Sackler Prize in the Physical Sciences, and a 2002 commendation from Scientific American as one of the top 50 technologists in the U.S. Dr. Heath has published approximately 110 papers in reviewed scientific journals and holds seven issued patents. He is a co-founder of NanoSys, Inc. and a previous member of the Defense Science Board. Dr. Heath holds a Bachelor of Science degree in chemistry from Baylor University and a Ph.D. in chemistry from Rice University.

     Leroy M. Hood, M.D., Ph.D., 65. Dr. Hood has been a director of the Company since June 2002. Since 1999, Dr. Hood has served as the founder, president and director of the Institute for Systems Biology in Seattle, Washington, which is an organization engaged in developing systems approaches to biology and medicine. From 1992 to 1999, Dr. Hood was a professor at the University of Washington where he founded and chaired the Department of Molecular Biotechnology. From 1970 through 1992 he was a professor in biology at the California Institute of Technology and from 1967 to 1970, Dr. Hood was a Senior Investigator at the National Cancer Institute. Dr. Hood currently serves on the board of directors of Lynx Therapeutics, Inc. and Paradigm Genetics, Inc. Dr. Hood has co-authored more than 500 peer-reviewed papers and has co-authored textbooks in biochemistry, immunology, molecular biology and genetics. Dr. Hood has received numerous scientific and academic awards, including the Albert Lasker Medical Research Award in 1987. Dr. Hood holds a Bachelor of Science degree in biology from the California Institute of Technology, an M.D. degree from The Johns Hopkins University, and a Ph.D. in biochemistry from the California Institute of Technology.

     Ronald Nutt, Ph.D., 65. Dr. Nutt is one of our founders and has served on the Company’s Board of Directors since 1983. He has been President and Chief Executive Officer of the Company since October 2003; before assuming these posts, he was the President of CTI PET Systems, now CPS Innovations, from September 2001 to October 2003, and was the Senior Vice President and Technical Director of the Company from its founding in 1983 until September 2001. Dr. Nutt has more than 30 years’ experience in various aspects of research and development, having been a pioneer in the development of nuclear instruments at the Oak Ridge National Laboratory and EG&G. He holds several patents and has authored numerous publications regarding nuclear electronics and PET. Dr. Nutt is a member of the Board of Directors of CPS Innovations and the Institute of Molecular Technology of the Academy of Molecular Imaging. He is a fellow of the Institute of Electrical and Electronics Engineers and received the Nathan Daugherty Award, the University of Tennessee’s highest award in engineering, in 1997. In addition, Dr. Nutt was recognized as the Outstanding Engineer in the southeastern U.S. in 1996 and received the Distinguished Scientist Award from the Academy of Molecular Imaging in 2000. Dr. Nutt holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering, and a Ph.D. in electrical engineering from the University of Tennessee at Knoxville.

Executive Officers

     Ronald Nutt, Ph.D., 65, Chief Executive Officer and President. A biography of Dr. Nutt is set forth above under the heading “Board of Directors.”

     David N. Gill, 48, Senior Vice President and Chief Financial Officer. Mr. Gill has served as our Senior Vice President and Chief Financial Officer since January 2002. He served from February 2000 to March 2001 as Chief Financial Officer and Director, and from January 2001 to August 2001 as President, Chief Operating Officer, and Director, of Interland, Inc., a publicly traded telecom-related company, prior to its sale. Mr. Gill served from July 1996 to February 2000 as Chief Financial Officer and from February 1997 to February 2000 as Chief Operating Office of Novoste Corporation, a publicly traded medical device company. From August 1995 to June 1996, he served as Chief Financial Officer of SPEA Software AG, prior to its sale. From 1992 to 1995, Mr. Gill served as President and Director of Dornier Medical Systems, Inc., a medical capital equipment company and a member of the Daimler-Benz Group, and from 1990 to 1992 he served as its Vice President of Finance. He holds a Bachelor of Science degree in accounting from Wake Forest University and an M.B.A. degree from Emory University, and formerly was a certified public accountant.

     Thomas J. Hook, 41, Senior Vice President and President of CTI Solutions. Mr. Hook has served as a Senior Vice President of the Company since July 2002 and as President of CTI Solutions since we combined our PETNet Pharmaceuticals, Inc. and CTI Services, Inc. subsidiaries into our “CTI Solutions” division effective October 1, 2003. Previously, he had served as President of CTI Services, Inc. since July 2002 and as President of PETNet Pharmaceuticals, Inc. since March 2003. Prior to joining us, Mr. Hook served as General Manager of Global Functional and Molecular Imaging with GE Medical Systems from 2000 to 2002. In 1997 he founded, and from

1997 to 2000 he served as President and Chief Operating Officer of, VanOwen Group Acquisition Company in Dallas, Texas. From 1991 to 1997, Mr. Hook served as Manufacturing Manager for Duracell USA, Inc. prior to its acquisition by The Gillette Company. From 1987 to 1991, he was a Lieutenant in the United States Navy, where he served as a nuclear engineer on the U.S.S. Abraham Lincoln. Mr. Hook holds a Bachelor of Science degree in chemistry and mathematics from St. Bonaventure University, a Master of Science degree in chemistry from the State University of New York at Buffalo, and an M.B.A. degree from Vanderbilt University. He completed his nuclear engineering training at the U.S. Navy Nuclear Power School.

     R. Gregory Brophy, 44, President of CPS Innovations. Mr. Brophy has served as President of CPS Innovations since October 2003. Prior to assuming this post, he served as our Senior Vice President for Business Development and General Counsel from November 2002 to October 2003. From 1989 to 2002, Mr. Brophy practiced law with Alston & Bird LLP in Atlanta, Georgia, where he was a partner from 1995 until joining the Company. While at Alston & Bird, Mr. Brophy focused his practice on corporate finance matters, with an emphasis on mergers and acquisitions, public and private equity offerings, venture capital financing, and the formation of strategic alliances. Mr. Brophy holds a Bachelor of Science degree in electrical engineering from the University of Notre Dame and a law degree from the University of Georgia School of Law.

     Cliffreda W. Gilreath, 49, Senior Vice President of Operations. Ms. Gilreath has been Senior Vice President of the Company since October 2003. Prior to that, she served as Vice President of Operations for CPS Innovations (CTI PET Systems, Inc.). In this position, she directed the development and manufacturing of the detectors for PET tomographs and had overall responsibility for tomograph manufacturing. Since joining the Company in December 1988, Ms. Gilreath has served in several management roles, including as General Manager of our Cyclotron Systems business. She was responsible for relocating the cyclotron business from Berkeley, California, to our headquarters in Knoxville, Tennessee. Before joining the Company, Ms. Gilreath served as Director of Professional Services at Hospital Corporation of America’s Park West Hospital in Knoxville. Ms. Gilreath holds a Bachelor of Science degree in organizational management from Tusculum College.

Audit Committee

     The Company has established a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Audit Committee consists of Mr. McInnes, who chairs the committee, Mr. Doumani, and Dr. Heath. The Board of Directors has determined that Mr. McInnes is a “financial expert”, as that term is defined by the SEC, and that all members of the audit committee are “independent”, as that term is defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers (the NASD), which operates the Nasdaq Stock Market on which the Company’s common stock is traded.

Section 16(a) Beneficial Ownership Reporting Compliance

     The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. The SEC also requires that persons required to file these forms furnish the Company with copies of the forms they file. Based solely on our review of the copies of these forms received by us and representations from certain reporting persons that no other reports were required to be filed, we believe that all of our directors and executive officers complied with the SEC’s beneficial ownership reporting requirements for the Company’s fiscal year ended September 30, 2003.

Code of Ethics

     We have adopted the Code of Business Conduct and Ethics of CTI Molecular Imaging, Inc., a code of ethics that applies to all of our employees, officers, and directors, including our principal executive officer and our principal financial officer (principal accounting officer). The Code of Business Conduct and Ethics has been filed with the SEC as Exhibit 10.49 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as originally filed with the SEC on December 23, 2003.

Item 11. Executive Compensation.

Summary Compensation Table

     In the table below, we summarize the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the fiscal years ended September 30, 2003, 2002, and 2001 to our Chief Executive Officer and our other four most highly compensated executive officers of the Company during the year ended September 30, 2003 (we refer to these five officers as our “named executive officers”):

		Annual Compensation			Long-Term Compensation

				Other Annual		Securities	All Other
Name and Principal				Compensation ($)	Restricted Stock	Underlying Options	Compensation ($)
Position (1)	Fiscal Year	Salary ($)	Bonus ($)	(2)	Award(s) ($) (3)	(#)	(4)

Terry D. Douglass, Ph.D.	2003	$275,000	$107,250	—	—	—	$15,250
President, Chief	2002	276,923	133,413	—	—	320,000	13,562
Executive Officer and	2001	231,152	146,250	—	—	41,870	12,822
Chairman
Ronald Nutt, Ph.D.	2003	$269,958	$187,500	—	—	—	$13,033
President of CTI PET	2002	268,629	125,000	—	—	240,000	9,433
Systems, Inc.	2001	178,563	112,500	—	—	27,336	10,714
David N. Gill (5)	2003	$225,000	$87,750	—	—	—	$12,721
Senior Vice President	2002	132,619	86,062	—	—	320,000	107,132
and Chief Financial	2001	—	—	—	—	—	—
Officer
Thomas J. Hook (6)	2003	$250,000	$97,500	—	—	—	$7,500
Senior Vice President	2002	38,462	69,231	—	$2,000,000	600,000	—
and President of CTI	2001	—	—	—	—	—	—
Services and PETNET Pharmaceuticals
R. Gregory Brophy (7)	2003	$195,577	$137,750	$141,753	—	—	$140,699
Senior Vice President	2002	—	—	—	$1,500,000	324,089	—
for Business	2001	—	—	—	—	—	—
Development, General Counsel, and Secretary

(1)	The principal position for each named executive officer is given as of September 30, 2003.

(2)	For Mr. Brophy, the amount reflected in this column for the fiscal year ended September 30, 2003 includes a bonus in the amount of $131,138 paid pursuant to a guarantee by the Company to compensate Mr. Brophy if the value of the restricted stock awarded to him in the fiscal year ended September 30, 2002 decreased in value from the grant date to the anniversary of the grant date. For all other named executive officers identified in the table, the aggregate amount of perquisites and other personal benefits provided to the officer is less than the lesser of 10% of his or her total annual salary and bonus or $50,000.

(3)	We have made the following awards of restricted stock to our named executive officers:

		Number of	Value at Date	Value at September
Name	Date of Grant	Shares (#)	of Grant ($)	30, 2003 ($) (i)

Mr. Hook (ii)	7/22/2002	128,617	$2,000,000	$1,899,673
Mr. Brophy (iii)	8/6/2002	75,911	1,500,000	1,121,205

(i)	Based on $14.77 per share, the closing price of our common stock on September 30, 2003.

(ii)	The restricted stock award granted to Mr. Hook vests annually in 25% increments, starting on July 22, 2003. “Value at Date of Grant” is based on $15.55 per share, the fair market value of our stock on the date of the grant to Mr. Hook.

(iii)	The restricted stock award granted to Mr. Brophy vests annually in 25% increments, starting August 18, 2003. “Value at Date of Grant” is based on $19.76 per share, the fair market value of our stock on the date of the grant to Mr. Brophy.

The following table summarizes the total value, as of September 30, 2003, of all restricted stock awards we have made and of the number of shares that have vested under those awards:

	All Restricted Stock Awards		All Vested Shares of Restricted Stock

		Aggregate Value		Aggregate Value
	Aggregate Number of	at September 30,	Aggregate Number of	at September 30,
	Shares ($)	2003 ($) (x)	Shares ($)	2003 ($) (x)

All awards to named executive officers	204,528	$3,020,878	51,131	$755,205
All awards to other employees	39,455	582,751	21,956	324,290
Total	243,983	3,603,629	73,087	1,079,495

(x) Based on $14.77 per share, the closing price of our common stock on September 30, 2003.

Before vesting, the recipients of restricted stock awards have the right to vote the as to all shares of restricted stock. The Company has not paid dividends on any shares of common stock in the past, and does not expect to do so in the future, but if the Company begins payment of dividends on common stock, then recipients of restricted stock awards will have the right to receive dividends on the unvested shares of restricted stock.

(4)	The amounts set forth in this column represent contributions to the Company’s 401(k) plan on behalf of Drs. Douglass and Nutt and Messrs. Gill, Hook, and Brophy. For the fiscal year ended September 30, 2002, the amount set forth for Mr. Gill also includes the value of 21,440 shares of our common stock that were issued to him when he joined the Company. These shares were valued at $4.69 per share, which was the fair market value of our common stock on the date the shares were issued. For the fiscal year ended September 30, 2003, the amount set forth for Mr. Brophy also includes $128,894 paid to Mr. Brophy as a taxable fringe benefit to offset non-deductible moving expenses he incurred when he relocated to Knoxville to begin his employment with the Company.

(5)	Mr. Gill was not employed by the Company during the fiscal year ended September 30, 2001. He began full employment in January 2002, and therefore the compensation shown for the fiscal year ended September 30, 2002 is for a partial year.

(6)	Mr. Hook was not employed by the Company during the fiscal year ended September 30, 2001. He began full employment in July 2002, and therefore the compensation shown for the fiscal year ended September 30, 2002 is for a partial year.

(7)	Mr. Brophy was not employed by the Company during the fiscal year ended September 30, 2001. He began full employment in November 2002, and therefore the compensation shown for the fiscal year ended September 30, 2003 is for a partial year. However, the stock options and restricted stock awarded to Mr. Brophy when he commenced employment were approved by the Board of Directors in August 2002, and have been accounted for in the fiscal year ended September 30, 2002.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     In the table below, we summarize selected information regarding stock options exercised by the named executive officers during the fiscal year ended September 30, 2003 and the value of unexercised stock options as of September 30, 2003:

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
			Options at Fiscal Year End (#)		Fiscal Year End ($) (2)
	Shares Acquired on	Value Realized
Name	Exercise (#)	($) (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Terry D. Douglass, Ph.D.	32,000	$420,038	130,246	—	$1,439,842	—
Ronald Nutt, Ph.D.	—	—	96,192	—	1,050,581	—
David N. Gill	—	—	128,000	128,000	1,267,968	$1,267,968
Thomas J. Hook	—	—	300,000	300,000	—	—
R. Gregory Brophy	—	—	162,044	162,045	—	—

(1)	Amount based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the option.

(2)	Amount based on the difference between $14.77, the closing price of our common stock on September 30, 2003, and the exercise price of the option.

Compensation of Directors

     During the fiscal year ended September 30, 2003, the Company’s director compensation policy entitled directors who neither were employed by the Company nor had a contractual right to a seat on the board to the following compensation:

•	a fee of $3,000 for each meeting attended in person and $1,000 for each meeting attended telephonically;

•	a fee of $1,500 for each committee meeting attended in person and $1,000 for each committee meeting attended telephonically;

•	an annual retainer of $5,000 for service as chair of a committee;

•	an initial grant of options to purchase shares valued at $375,000 upon election to the board of directors having an exercise price equal to fair market value of such shares on the date of election; and

•	an annual grant of options to purchase shares valued at $75,000 having an exercise price equal to the fair market value of such shares on the date of grant.

     Beginning in December 2003, the Company has revised its director compensation policy. Directors who neither are employed by the Company nor have a contractual right to a seat on the board will receive the following compensation:

•	a fee of $3,000 for each meeting attended, either in person or telephonically;

•	a fee of $2,000 for each committee meeting attended, either in person or telephonically;

•	an annual cash retainer of $30,000;

•	an annual retainer of $5,000 for service as chair of a committee;

•	an initial grant of options to purchase shares valued at $375,000 upon election to the Board of Directors having an exercise price equal to fair market value of such shares on the date of election; and

•	an annual grant of options to purchase shares valued at $75,000 having an exercise price equal to the fair market value of such shares on the date of grant.

     The Company also reimburses its directors for reasonable expenses in connection with attending Company board and committee meetings.

     Stock options granted to directors in the past have been fully vested upon grant and generally expire 10 years after grant. The Company expects that stock options granted to directors in the future generally will have similar terms.

Employment and Change in Control Agreements

     The Company has entered into employment letters with Mr. Gill, Mr. Hook and Mr. Brophy. Base compensation under the employment letters for each of these executives is subject to adjustment by the Board of Directors on an annual basis. In addition, Mr. Gill, Mr. Hook and Mr. Brophy are entitled to receive incentive compensation based upon the Company’s achievement of certain operating and financial goals, with an annual target bonus range of 50% to 150% of their then-current base salary.

     The Company can terminate Mr. Gill’s, Mr. Hook’s and Mr. Brophy’s employment at any time and for any reason. If the Company terminates the employment of Mr. Gill, Mr. Hook or Mr. Brophy without cause, the employment letters obligate the Company to pay them their base compensation for a period of time following termination: twelve months for Mr. Gill and Mr. Brophy, and six months for Mr. Hook. In addition, upon termination without cause, a portion of Mr. Gill’s, Mr. Hook’s and Mr. Brophy’s options will vest, with the amount of the vesting depending on the timing of the termination. Mr. Gill’s, Mr. Hook’s and Mr. Brophy’s options will become fully vested upon a change of control of the Company.

     The Company has entered into Change in Control Agreements with Dr. Nutt, Dr. Douglass, Mr. Gill, Mr. Brophy, Mr. Hook, and Ms. Gilreath. Each Change in Control Agreement is designed to be a “springing” employment agreement that becomes effective only upon a “change of control” (as defined in the agreements) that occurs during the term of the Change in Control Agreements, which is three years with automatic one-year extensions. Upon a change of control, the parties to these Change in Control Agreements begin a two-year employment period, during which each of them will be entitled to his or her pre-change of control position, authority, duties, office location, salary, bonus and benefits. If one of the Company’s officers who is a party to a Change in Control Agreement is terminated without cause or resigns for “good reason” (as defined in the agreements) during this two-year period, he or she will receive certain severance benefits. The severance benefit for Dr. Nutt and Dr. Douglass includes an amount equal to three times his salary and target bonus for the year of termination. Dr. Nutt’s current annual base salary is $350,000, and Dr. Douglass’s current annual base salary is $200,000. The severance benefit for Mr. Gill, Mr. Hook, Mr. Brophy, and Ms. Gilreath includes an amount equal to two times his or her salary and target bonus for the year of termination. The current annual base salaries for Mr. Gill, Mr. Hook, Mr. Brophy, and Ms. Gilreath are $285,000, $300,000, $285,000, and $285,000, respectively. In addition, the officer will continue to receive health and welfare insurance coverage for a period of one to three years and his or her outstanding options and other equity awards will become fully vested. If the officer resigns other than for good reason between one and two years after the change in control, he or she will receive pro rata severance benefits and insurance coverage based on the number of months then remaining in the original 24-month employment period, but his or her resignation will not result in acceleration of vesting of his or her equity awards.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended September 30, 2003, Dr. Hood and Messrs. Doumani and McInnes served as members of the Compensation Committee of the Board of Directors. Dr. Hood resigned from the Compensation Committee on May 1, 2003; Mr. Doumani was appointed to that committee on the same date. Mr. Doumani serves as the chairman of the Compensation Committee. Neither any member of the Board of Directors nor any of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

Stock Ownership

     In the table below, we show the amount of common stock of the Company beneficially owned as of January 14, 2004 by each of the following:

1.	Each of our directors and executive officers;

2.	Each person whom we believe beneficially owns more than 5% of our outstanding voting stock; and

3.	All executive officers and directors as a group.

     In accordance with the SEC’s rules, beneficial ownership as disclosed in the table includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, through the exercise of options, warrants or other rights.

	Amount and Nature		Percentage
	of Beneficial		of Shares
Name and Address (1)	Ownership (2)		Outstanding (3)

Terry D. Douglass, Ph.D.	7,322,154	(4)	16.1%
Ronald Nutt, Ph.D.	3,591,801	(5)	7.9
David N. Gill	189,400	(6)	*
Thomas J. Hook	428,617	(7)	*
R. Gregory Brophy	237,955	(8)	*
Cliffreda Gilreath	100,236	(9)	*
Roy Doumani	19,737	(10)	*
Bernd Haetzel	0	(11)	—
James R. Heath, Ph.D.	19,737	(12)	*
Leroy M. Hood, M.D., Ph.D.	26,313	(13)	*
Hamilton Jordan	93,739	(14)	*
William W. McInnes	26,450	(15)	*
Michael E. Phelps, Ph.D.	2,795,700	(16)	6.1
Wasatch Advisors, Inc.	2,899,881	(17)	6.4
Michael Crabtree	2,329,687	(18)	5.1
All directors and executive officers as a group (13 persons)	14,871,742	(19)	31.8

*	Less than one percent of the outstanding shares of our common stock.

(1)	If no address is given, the named individual is an executive officer or director of CTI Molecular Imaging, Inc., whose business address is 810 Innovation Drive, Knoxville, TN 37932.

(2)	Shares of common stock that a person has the right to acquire within 60 days of January 28, 2004 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by a note, each stockholder listed in the table has sole voting and investment power as to the shares held by that person.

(3)	As of January 14, 2004, there were 45,294,142 shares of common stock issued and outstanding.

(4)	Dr. Douglass’s beneficial ownership includes 932,010 shares of common stock held by the Douglass Revocable Charitable Trust, 453,294 shares held by the Grantor Retained Annuity Trust for Terry D. Douglass, 4,950,000 shares held by Vision Investments, LLC, and 130,246 shares subject to options exercisable within 60 days. Dr. Douglass is the managing member of Vision Investments, LLC, and in this capacity he has the authority to vote and dispose of the shares held by Vision Investments, LLC.

(5)	Dr. Nutt’s beneficial ownership includes 117,902 shares of common stock held by the Nutt Family Trust, 671,774 shares held by the Grantor Retained Annuity Trust for Ronald Nutt, 1,360,000 shares held by RN Investments, LLC, and 96,192 shares subject to options exercisable within 60 days. Dr. Nutt is the managing member of RN Investments, LLC, and in this capacity he has the authority to vote and dispose of the shares held by RN Investments, LLC.

(6)	Mr. Gill’s beneficial ownership includes 3,200 shares of common stock held by his daughter, 3,200 shares held by his son, and 128,000 shares subject to options exercisable within 60 days.

(7)	Mr. Hook’s beneficial ownership includes 96,463 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan that have not vested and 300,000 shares of common stock subject to options exercisable within 60 days.

(8)	Mr. Brophy’s beneficial ownership includes 56,933 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan that have not vested and 162,044 shares of common stock subject to options which are exercisable within 60 days.

(9)	Ms. Gilreath’s beneficial ownership includes 42,118 shares of common stock subject to options which are exercisable within 60 days.

(10)	Mr. Doumani’s beneficial ownership consists of 19,737 shares of common stock subject to options exercisable within 60 days.

(11)	Mr. Haetzel is the Vice President of Finance and Administration for the Oncology Care Systems Group of Siemens Medical Solutions USA, Inc., which owns 894,906 shares of our common stock. Mr. Haetzel disclaims beneficial ownership of the shares held by Siemens Medical Solutions USA, Inc. Mr. Haetzel’s business address is 4040 Nelson Avenue, Concord, CA 94520.

(12)	Dr. Heath’s beneficial ownership consists of 19,737 shares of common stock subject to options exercisable within 60 days.

(13)	Dr. Hood’s beneficial ownership consists of 26,313 shares of common stock subject to options exercisable within 60 days.

(14)	Mr. Jordan’s beneficial ownership includes 21,739 shares of common stock subject to options exercisable within 60 days and 72,000 shares subject to warrants held by Jordan-Davis Partners, LLC exercisable within 60 days. Mr. Jordan is a member of Jordan-Davis Partners, and disclaims beneficial ownership in the shares held by that entity except to the extent of his pecuniary interest.

(15)	Mr. McInnes’s beneficial ownership consists of 26,450 shares of common stock subject to options exercisable within 60 days.

(16)	Dr. Phelps’s beneficial ownership includes 30,577 shares of common stock held by his wife, 129,423 shares held by the Grantor Retained Annuity Trust for Michael Phelps, 129,423 shares held by the Grantor Retained Annuity Trust for Patricia Phelps, and 320,681 shares subject to options exercisable within 60 days.

(17)	This information was received from the Nasdaq Stock Market, and is dated as of September 30, 2003.

(18)	Mr. Crabtree’s beneficial ownership includes 2,234,486 shares of common stock held by Crabtree Ventures, LLC. Mr. Crabtree is the managing member of Crabtree Ventures, LLC, and in this capacity he has the authority to vote and dispose of the shares held by Crabtree Ventures, LLC. Mr. Crabtree served as a director of the Company from our inception through May 2002. Mr. Crabtree’s business address is IdleAire Technologies Corporation, 410 North Cedar Bluff Road, Suite 200, Knoxville, TN 37923.

(19)	Beneficial ownership for all directors and officers includes 153,396 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan that have not vested, 1,293,958 shares of common stock subject to options which are exercisable within 60 days, and 72,000 shares of common stock issuable upon exercise of warrants which are exercisable within 30 days.

Securities Authorized for Issuance under Equity Compensation Plans

     In the table below, we summarize certain information regarding shares available as of September 30, 2003 for issuance under our equity compensation plans:

	(a)	(b)	(c)
Number of
securities
remaining for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	3,501,781	$9.70	1,381,089 (1)
Equity compensation plans not approved by security holders	450,506 (2)	$5.12	—
Total	3,952,287	$9.18	1,381,089

(1)	Includes up to 5,928 shares that may be granted as awards of restricted stock, performance shares or unrestricted stock under the 2002 Long-Term Incentive Plan.

(2)	Includes warrants to acquire 76,000 shares issued in connection with the execution of a consulting agreement and 374,506 options issued outside of our 1998 Amended and Restated Incentive Stock Option Plan to certain non-employee advisors and consultants. See “Stock Options, Warrants and Restricted Stock” in note 9 of the notes to our consolidated financial statements, which can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as originally filed with the SEC on December 23, 2003.

Item 13. Certain Relationships and Related Transactions.

Corridor Park Limited Partnership II

     Since September 2000, the Company has entered into a series of lease agreements with Corridor Park Limited Partnership II for office space located at 830 Corridor Park Boulevard in Knoxville, Tennessee. Certain of the Company’s officers, directors and principal stockholders, including Terry Douglass, Ronald Nutt, and Michael Crabtree, are partners of Corridor Park Limited Partnership II. As of the date of this amendment on Form 10-K/A, the Company is a party to two leases with Corridor Park Limited Partnership II under which the Company leases approximately 25,300 square feet of office space. One of these leases, covering approximately 21,700 square feet of office space, has a three-year term ending July 15, 2006; the Company holds an option to renew this lease for an additional three-year term. The other of these leases, covering approximately 3,600 square feet of office space, has a one-year term ending October 15, 2004; the Company holds an option to renew this lease for an additional three-year term. Rent under both leases is $9.00 per square foot, plus a pro rata share of maintenance, taxes, insurance and other expenses. The Company also pays as additional rent the unamortized cost of certain build-out construction that was completed at the Company’s request. Currently, the Company uses this property for administrative offices.

Concorde Microsystems, Inc.

     The Company has entered into five agreements with Concorde Microsystems, Inc. Ronald Nutt’s son, Robert E. Nutt, the President of Concorde, and Ronald Nutt’s daughter in the aggregate own more than ten percent of Concorde’s capital stock. In October 1999, the Company and CTI PET Systems, Inc. (CTI PET Systems), a 50.1% owned subsidiary of the Company, entered into a MicroPET Agreement with Concorde pursuant to which CTI PET Systems granted Concorde a license to the rights of CTI PET Systems under the 1994 Collaboration Agreement with UCLA to data and other results of research performed by UCLA related to PET and nuclear medicine, including research related to high resolution (less than 2mm) PET for animals. In the MicroPET Agreement, CTI PET Systems granted Concorde a non-exclusive royalty-free license for the sole purpose of production by Concorde of products for use in the high resolution animal PET market. All technology developed by Concorde useful in the design, development or production of PET scanners for humans belongs to CTI PET Systems. All technology developed by Concorde that is useful in the development of PET scanners for animal applications belongs to Concorde. For a period of five years, CTI PET Systems agreed to sell to Concorde, equipment and components needed to develop animal scanners and Concorde agreed to sell MicroPET scanners and related equipment for resale by CTI PET Systems. Concorde purchases equipment and component parts to develop PET scanners for animals from CTI PET Systems at approximately the same price at which CTI PET Systems sells such equipment and components to its third-party distributors for use as spare and replacement parts. Concorde also acquires LSO from the Company at substantially the same price at which the Company sells LSO to CTI PET Systems. The MicroPET Agreement has a five-year term, but CTI PET Systems has retained the right to begin developing PET scanners for animals upon 180 days’ notice to Concorde.

     As part of the transactions contemplated by the MicroPET Agreement, CTI PET Systems entered into a Patent and Technology Sublicense Agreement. Pursuant to this Sublicense, CTI PET Systems granted Concorde a non-exclusive, royalty-free right to use the materials and methods covered by the LSO patents in the field of detector systems for high resolution animal PET scanners. The Patent and Technology Sublicense Agreement expires on the date that the Company’s license to use the LSO technology expires.

     Effective October 1, 1999, CTI PET Systems and Concorde entered into a Development and Exclusive Supply Agreement pursuant to which CTI PET Systems engaged Concorde to develop, manufacture and supply application specific integrated circuits used in the PET scanners manufactured by CTI PET Systems. CTI PET Systems agreed to pay Concorde for its development costs, production set-up costs and design maintenance procedures incurred in connection with the development and production of these circuits. Pursuant to that agreement, CTI PET Systems paid Concorde $554,000, $459,000 and $601,000 for the years ended September 30, 2001, 2002, 2003 respectively. CTI PET Systems further agreed that upon the successful development of the circuits, Concorde would be the exclusive supplier of the circuits. Concorde completed the development of the circuits in February 2002. CTI PET Systems agreed to acquire at least $50,000 worth of circuits from Concorde each year during the term of the agreement. The actual amounts to be purchased by CTI PET Systems will vary depending upon the demand for its PET scanners, subject to the $50,000 minimum annual purchase commitment for five years. Concorde also will receive a license fee for each circuit purchased by CTI PET Systems. All technology developed by Concorde in the performance of the agreement belongs to CTI PET Systems. Concorde agreed not to engage in or own an interest in a business competitive with CTI PET Systems or to design circuits for any competitor of CTI PET Systems for a period of five years after the new circuits are developed. The agreement expires five years after the completion date of the development phase of the circuits.

     In September 2002, PETNET entered into an agreement with Concorde. Under the terms of the agreement, PETNET was granted an exclusive, royalty-free license to distribute Concorde products throughout the continental United States and Canada. PETNET is responsible for sales, marketing and education activities while Concorde is responsible for all product warranty, installation, training, service and technical support. In the event the annual orders do not exceed each previous year’s orders by 10%, distribution rights can be made nonexclusive at the sole discretion of Concorde. During the year ended September 30, 2003, total PETNET sales and cost of sales of Concorde products under this distribution agreement were $5,436,000 and $5,061,000, respectively. In addition, during 2003 PETNET purchases from Concorde were $5,550, and accounts payable at September 30, 2003 included $3,206,000 in payables to Concorde. There were no transactions under the agreement for the year ended September 30, 2002.

     On September 5, 2002 the Company entered into an LSO Supply Agreement with Concorde pursuant to which the Company agreed to provide Concorde with LSO. This agreement expires upon the termination of the Company’s license with Schlumberger to use the LSO technology. In this agreement, the Company agreed not to sell LSO to another third party engaged in the development or manufacture of PET scanners for use in animal applications. During the year ended September 30, 2003, LSO sales to Concorde were $1,371,000.

UCLA Relationship

     The Company’s director, Michael E. Phelps, is the chair of UCLA’s Department of Molecular and Medical Pharmacology. In February 1994 the Company entered into a collaboration agreement with UCLA for the development of new technologies for the PET and radiopharmaceutical equipment markets. In this agreement, UCLA agreed to provide its facilities and research personnel to assist in the development process. The Company agreed to provide UCLA PET and radiopharmaceutical equipment at a price equal to the Company’s production cost, with the objective being that UCLA would have the state-of-the-art PET equipment for use in the collaboration program. The Company has a first right to obtain a license from UCLA for inventions developed solely by UCLA relating to PET and radiopharmaceuticals technology, provided UCLA has no existing licensing obligations to a third party sponsor of research. The Company also has a right to license UCLA’s undivided interest in any jointly developed inventions. The royalties for any license are subject to the terms of a mutual agreement between the Company and UCLA. The 1994 collaboration agreement had an initial five-year term with the right of the parties to extend the agreement for additional two year terms. The agreement was extended until January 2003.

     In 2000, the Company entered into a second collaboration agreement with UCLA to further enhance the Company’s development efforts relating to radiopharmaceuticals. Through this collaboration agreement, the Company created the LA Tech Center. In the collaboration agreement, UCLA’s Department of Molecular and Medical Pharmacology agreed to conduct research activities and specialized research services. The Company pays for all cost incurred in connection with the prosecution of patent applications and maintenance of issued patents directed to selected research results under this agreement. The Company agreed to provide personnel at no cost to work in the LA Tech Center. The Company also agreed to provide UCLA with PET and radiopharmaceutical equipment and radiopharmaceutical probes at a price equal to the Company’s production cost. In consideration for the research services, the Company agreed to pay UCLA a monthly research fee, specific research fees and an incentive fee. The incentive fee is based on net revenues received by the Company from the sale of products produced at the LA Tech Center. The Company also pays UCLA royalties for technology it licenses from UCLA. The collaboration agreement entered into during 2000 has a five-year term. UCLA has granted the Company the first option to negotiate for an exclusive a license to any UCLA inventions and jointly developed inventions under this agreement for the purpose of commercial development.

     In January 2003, the Company entered into a third collaboration agreement with UCLA, which substantially superseded the 1994 collaboration agreement. Under the new collaboration agreement, the Company and UCLA have agreed to focus their research efforts on the improvement of hardware and software for PET and PET/CT medical imaging; the Company and UCLA cooperate from time to time to focus this development effort. The Company has agreed to provide UCLA with PET and nuclear medicine equipment at a price equal to the Company’s production cost, with the objective being that UCLA will continue to have the state-of-the-art PET equipment for use in the collaboration program. The Company has a right of first refusal to negotiate for an exclusive license to inventions developed solely by UCLA, and to UCLA’s rights in any inventions jointly developed by UCLA and the Company, relating to PET and nuclear medicine technology. The royalties for any license are subject to the terms of future agreement by the Company and UCLA.

Item 14. Principal Accountant Fees and Services.

     PricewaterhouseCoopers LLP (PwC) has audited our financial statements for the fiscal years ended September 30, 2002 and September 30, 2003. The SEC has begun requiring new disclosures regarding the fees public companies pay their independent auditors for various services. We would not be required to make these disclosures until after our fiscal year ending September 30, 2004; however, we are complying with the requirements on a voluntary basis for the fiscal year ended September 30, 2003.

Audit Fees

     During the fiscal years ended September 30, 2002 and September 30, 2003, PwC billed us an aggregate of $1,312,940 for professional services rendered for:

•	Audits of our annual financial statements included in our Annual Reports on Form 10-K for those two fiscal years;

•	Review of our financial statements included in our Quarterly Reports on Form 10-Q for those two fiscal years; and

•	Audit of our financial statements included in our Registration Statement on Form S-1, and amendments thereto, filed in connection with our initial public offering, which took place during the fiscal year ended September 30, 2002.

Audit-Related Fees

     During the fiscal years ended September 30, 2002 and September 30, 2003, PwC billed us an aggregate of $40,041 for assurance and related services reasonably related to the performance of the audits and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.” These services include:

•	Accounting consultation on potential financing structures; and

•	Support and review services provided in connection with our acquisition of Mirada Solutions Limited.

Tax Fees

     During the fiscal years ended September 30, 2002 and September 30, 2003, PwC billed us an aggregate of $407,876 for tax compliance, tax advice, and tax planning services. These professional services consist of general consultation from time to time regarding compliance with and planning for federal, state, local, and international tax matters.

All Other Fees

     During the fiscal years ended September 30, 2002 and September 30, 2003, PwC billed us an aggregate of $0 for services rendered other than those described above under the headings “Audit Fees”, “Audit-Related Fees”, and “Tax Fees.”

Pre-Approval of Services

     Since May 6, 2003, all services provided to the Company by PwC have been required by SEC rules implementing the Sarbanes-Oxley Act of 2002 to be approved by the Audit Committee prior to PwC’s beginning to perform those services. In preparation for these rules taking effect, the Audit Committee established a policy setting forth procedures for PwC, in cooperation with our management, to seek pre-approval to provide services to the Company. These procedures divide potential services that might be provided by PwC into three classifications:

1.	Services that are permitted by the Audit Committee, including audit and review of annual and quarterly financial statements and related attestations, pension and benefit plan audits and similar audit reports, financial and other due diligence on acquisitions, and federal, state, and non-US tax services;

2.	Services that may be permitted by the Audit Committee, subject to individual pre-approval, including compliance and internal-control reviews, indirect tax services such as transfer pricing and customs and duties, certain human resources services, and forensic auditing; and

3.	Services which PwC, as the Company’s independent auditor, may not legally provide, such as bookkeeping, internal audit outsourcing, and investment advising or investment banking.

     Many of PwC’s services are pre-approved annually. PwC and our management jointly prepare a schedule outlining all services that PwC could provide to the Company during the year which the Company reasonably expects to need, and categorizing them according to the classifications described above. Each service identified on the schedule then is reviewed and approved or rejected by the Audit Committee at its February meeting. The Audit Committee’s pre-approval of a service identified on the schedule does not obligate the Company to use PwC to provide the service; our management retains the discretion to obtain those services from other providers. Our management also retains the responsibility to negotiate with PwC regarding the terms on which any pre-approved service will be provided.

     Other services are pre-approved on a case-by-case basis. When the need for a service not previously pre-approved becomes apparent, PwC and our management jointly prepare a proposal for PwC to provide the services to the Company. The proposal then is reviewed and approved or rejected by the Audit Committee. The Audit Committee may designate a single member to approve or reject these interim requests.

     The Audit Committee’s policy strictly prohibits PwC from performing any services in the third category for the Company.

     No services provided by PwC were pre-approved by the Audit Committee pursuant to paragraph (c)(7)(ii)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements.

No financial statements are filed as part of this amendment on Form 10-K/A. The consolidated financial statements of the Company and the report of PricewaterhouseCoopers LLP were filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as originally filed with the SEC on December 23, 2003. No change to the Company’s financial statements or to the report of PricewaterhouseCoopers LLP is made by this amendment.

(2)	Financial Statement Schedule.

No financial statements are filed as part of this amendment on Form 10-K/A. Schedule II. Valuation and Qualifying Accounts — Years Ended September 30, 2003, 2002 and 2001 was filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, as originally filed with the SEC on December 23, 2003. No change to the financial statement schedule is made by this amendment.

(3)	Exhibits.

The exhibits filed as part of this amendment on Form 10-K are listed on the attached Exhibit Index, which begins on page A-9 of this amendment.

(b)	Reports on Form 8-K.

The Company furnished one Current Report on Form 8-K during the quarter ended September 30, 2003, such report being furnished to the SEC on August 5, 2003, reporting under Items 9 and 12 the Company’s issuance of a press release announcing its financial results for the quarter ended June 30, 2003.

(c)	Exhibits.

See Item 15(a)(3) above.

(d)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of January, 2004.

CTI MOLECULAR IMAGING, INC.

By:	/s/ David N. Gill

David N. Gill
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed with this Annual Report Amendment on Form 10-K/A.