Form 10-Q
period 2003-12-31
CTI MOLECULAR IMAGING INC
filed 2004-02-06
CIK 1129552

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(Registrant’s Telephone Number, Including Area Code): (865) 218-2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 2, 2004, the registrant had outstanding 45,426,459 shares of common stock, par value $0.01.

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

•	our expectations regarding financial condition or results of operations for periods after December 31, 2003;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems, Inc. (CPS) and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services and the market acceptance of CTI’s products and services;

•	our business strategies and our ability to grow our business;

•	competition, pricing, the seasonality of capital equipment sales, the timing of orders from and shipments to distribution partners and customers, and the availability of financing services for customers;

•	our ability to enhance existing, or develop new, products and services and the impact of any such enhancements or developments;

•	the development and timing of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners;

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights; and

•	our future sources of and needs for liquidity and capital resources.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2003	2003

(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,429	$49,978
Accounts receivable — trade, less allowance for doubtful accounts of $3,345 at December 31, 2003 and $3,475 at September 30, 2003	46,406	72,240
Accounts receivable — related party, less allowance for doubtful accounts of $186 at at December 31, 2003 and September 30, 2003	37,090	42,430
Inventories	90,015	70,852
Deferred tax asset	19,705	17,751
Prepaid expenses and other current assets	6,779	7,691

Total current assets	244,424	260,942

Property and equipment, net	113,736	107,293
Goodwill	25,076	25,040
Other assets	27,900	31,773

Total assets	$411,136	$425,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$6,266	$12,017
Accounts payable	32,723	34,490
Current maturities of long-term debt and capital lease obligations	4,056	5,501
Accrued payroll and benefits	11,662	16,708
Customer advances — trade	8,180	6,537
Customer advances — related party	887	326
Accrued warranty expense	5,052	5,262
Income taxes payable	—	3,724
Other accrued expenses	2,059	3,884

Total current liabilities	70,885	88,449

Deferred revenues	1,735	2,332
Deferred tax liability	9,739	8,999
Long-term debt and capital lease obligations, less current maturities	19,185	18,688

Total liabilities	101,544	118,468

Commitments and contingencies (Note 5)
Minority interest	47,255	46,727
Shareholders’ equity:
Preferred stock, Series C, $.01 par value, 50,000 shares authorized, no shares issued or outstanding at December 31, 2003 and September 30, 2003 (Note 11)	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 46,453,371 shares issued and 44,621,406 shares outstanding at December 31, 2003; 46,290,459 shares issued and 44,458,494 shares outstanding at September 30, 2003	465	463
Additional paid-in capital	244,831	243,400
Retained earnings	21,925	21,207
Unearned compensation	(3,995)	(4,516)
Other comprehensive income — currency translation adjustment	74	262
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	262,337	259,853

Total liabilities and shareholders’ equity	$411,136	$425,048

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,

	2003	2002

(In thousands, except share and per share data)	(unaudited)
Revenues (1)	$74,107	$60,559
Cost of revenues (2) (3)	43,735	32,646

Gross margin	30,372	27,913

Operating expenses:
Selling, general and administrative expenses (3)	15,260	12,204
Research and development expenses (3)	10,190	6,629
Stock-based compensation expense	511	556

Total operating expenses	25,961	19,389

Income from operations	4,411	8,524
Interest expense, net	485	76
Other income	(595)	(441)

Income before income taxes and minority interest	4,521	8,889

Provision (benefit) for income taxes:
Current	2,880	3,500
Deferred	(1,181)	(8)

	1,699	3,492

Income before minority interest	2,822	5,397
Amount applicable to minority interest, net of taxes	2,105	2,013

Net income	$717	$3,384

Earnings per share (Note 2):
Basic	$0.02	$0.08
Diluted	$0.02	$0.07
Weighted average shares:
Basic	44,331,007	42,103,795
Diluted	46,321,070	46,660,775

(1) Includes revenues through related parties	$33,471	$25,254
(2) Includes cost of revenues through related parties	$22,479	$14,674
(3) Excludes stock-based compensation expense as follows:
Cost of revenues	$56	$66
Selling, general and administrative expenses	348	389
Research and development expenses	107	101

	$511	$556

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,

	2003	2002

(In thousands, except share and per share data)	(unaudited)
Cash flows provided by operating activities:
Net income	$717	$3,384
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiaries	2,105	2,013
Depreciation and amortization	3,984	2,575
Accretion of discount on marketable securities	—	(31)
Deferred tax benefit	(1,181)	(8)
Provision for bad debts	190	340
Equity in income of equity investees	(78)	(122)
Stock-based compensation expense	511	556
Loss on disposal of machinery and equipment	33	—
Tax benefit realized from exercises of employee stock options	320	—
Changes in operating assets and liabilities:
Accounts receivable	30,130	17,856
Inventories	(20,713)	(11,856)
Prepaid expenses and other current assets	459	305
Accounts payable	(1,766)	(1,250)
Accrued payroll and benefits	(5,045)	(4,033)
Customer advances	2,204	261
Accrued warranty expense	(210)	(794)
Income taxes payable	(4,139)	(5,513)
Other accrued expenses	(1,825)	(564)

Net cash provided by operating activities	5,696	3,119

Cash flows used in investing activities:
Additions to property and equipment	(10,055)	(8,099)
Purchase of marketable securities	—	(6,095)
Proceeds from sale of marketable securities	—	6,750
Proceeds from the sale of other assets	4,781	—
Additions to other assets	(84)	(78)

Net cash used in investing activities	(5,358)	(7,522)

Cash flows (used in) provided by financing activities:
(Decrease) increase in cash management clearing	(5,751)	1,661
Proceeds from exercise of stock options	314	1,464
Proceeds from issuance of common stock	808	1,287
Issuance of long-term debt	—	321
Principal payments on long-term debt and capital lease obligations	(947)	(947)
Draws on line of credit	7,785	16,992
Payments under line of credit	(7,785)	(16,421)

Net cash (used in) provided by financing activities	(5,576)	4,357

Effect of foreign currency exchange rates on cash and cash equivalents	(311)	489

Net (decrease) increase in cash and cash equivalents	(5,549)	443
Cash and cash equivalents, beginning of year	49,978	84,553

Cash and cash equivalents, end of period	$44,429	$84,996

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share data)

1.     Organization and Presentation

     The unaudited condensed consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the Company). All of the subsidiaries are wholly owned except for CTI PET Systems, Inc. (CPS) in which CTI owns 50.1%. The balance of CPS is owned by Siemens Medical Solutions USA, Inc. (Siemens).

     The Company’s products and services can be broadly classified into three principal categories: Positron Emission Tomography (PET) scanners, detector materials, and other PET products and services. CPS manages the development, production and distribution of the ECAT® line of PET scanners. Detector Materials develops and manufactures detector materials used in PET scanners manufactured by CPS. CTI Solutions includes the production and distribution of radiopharmaceuticals and the direct sale and service by CTI of PET scanners, cyclotron systems, workstations and other PET related products. The CTI Solutions segment was formed effective October 1, 2003 and reflects the combination of the former CTI Services and PETNET segments, which previously were separately reported.

2.     Summary of Significant Accounting Policies

     Interim Financial Statements — The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 23, 2003. Information in the accompanying condensed consolidated financial statements and notes to the financial statements for the three month periods ended December 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or any future period.

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

     CTI Solutions through our subsidiary, PETNET Pharmaceuticals, Inc. (PETNET), owns 90.0% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, CTI Solutions has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements. CTI Solutions accounted for the Houston joint venture under the equity method in the financial statements for the three months ended December 31, 2002 in accordance with EITF 96-16. In March 2003, an amendment to the joint venture agreement was adopted that removed the participating rights of the minority partner. Accordingly, CTI Solutions is now deemed to have control over the significant operating decisions of the joint venture and the entity is consolidated in the Company’s financial statements effective March 1, 2003.

     In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in four radiopharmacies that are accounted for under the equity method. The Company is assessing the potential impact of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. See the Recent Accounting Pronouncements section of this note below.

     Revenue Recognition — The Company records revenues in accordance with the guidance of the SEC’s Staff Accounting Bulletin No. 104 (SAB 104), which supercedes SAB 101 in order to encompass EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

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

     For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF 00-21. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Due to our adoption of the provisions of EITF 00-21 the Company can now, for cyclotron arrangements entered into after July 1, 2003, separate cyclotron equipment from cyclotron installation services and recognize revenue for cyclotron equipment upon shipment and for cyclotron installation as services are performed. Prior to the implementation of EITF 00-21, the Company recognized revenue for all cyclotron sales in accordance with SAB 101 and did not recognize revenue for cyclotron system sales until installation was complete and customer acceptance was obtained, as functionality was deemed essential for cyclotrons. In accordance with transition provisions of EITF 00-21, revenue recognition for any cyclotron system sales, for which contracts were entered into prior to July 1, 2003 will continue to be accounted for under SAB 101 and revenue recognition will be deferred until installation is complete and customer acceptance is obtained.

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

     Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

	Three Months Ended
	December 31,

	2003	2002

(In thousands)	(unaudited)
Net income, as reported	$717	$3,384
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	399	430
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,226)	(1,152)

Pro forma net (loss) income	$(110)	$2,662

Earnings per share:
Basic - as reported	$0.02	$0.08
Basic - pro forma	$—	$0.06
Diluted - as reported	$0.02	$0.07
Diluted - pro forma	$—	$0.06

     Earnings per share - Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows:

	Three Months Ended
	December 31,

	2003	2002

	(unaudited)
Numerator:
Net income available to common shareholders — basic and diluted	$717	$3,384

Denominator:
Weighted-average number of common shares outstanding	44,331,007	42,103,795

Dilutive potential common shares relating to:
Restricted stock	170,896	214,528
Options	1,819,167	4,342,452

	1,990,063	4,556,980

Total weighted-average number of shares used in computing diluted net income per share	46,321,070	46,660,775

     The following amounts of outstanding warrants and options were excluded from the computation of diluted net income per common share for the three month periods ended December 31, 2003 and 2002 because including them would have had an antidilutive effect:

	Three Months Ended
	December 31,

	2003	2002

	(unaudited)
Warrants	32,386	34,630
Options	2,362,183	1,514,888

	2,394,569	1,549,518

     Other Assets – Other assets include purchased technology arising from the Mirada Solutions Limited acquisition, long-term lease receivables, precious metals utilized in the production of detector materials, other long-term receivables and investments accounted for under the equity method. Purchased technology, patents, and trademarks are presented at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of 5 to 10 years using the straight-line method. Amortization expense for the three months ended December 31, 2003 was $344 and has been recorded in cost of sales. There was no amortization expense during the three months ended December 31, 2002.

Recent Accounting Pronouncements

     Consolidation of Variable Interest Entities - On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 will be effective with the first interim reporting period ending after March 15, 2004. The Company is continuing to assess the impact of the application of FIN 46.

     Revenue Recognition – On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued SAB 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As the Company has already incorporated EITF 00-21 and SAB 101, into its revenue recognition policies, the adoption of SAB 104 did not have a significant impact on the Company’s financial statements.

3. Inventories

Inventories consist of the following:

	December 31,	September 30,
	2003	2003

(In thousands)	(unaudited)
Component parts	$34,001	$25,581
Work in process	31,099	27,122
Finished goods	24,915	18,149

	$90,015	$70,852

     Cyclotrons that have been delivered but not yet accepted by customers are included in inventories as finished goods in the condensed consolidated balance sheets at December 31, 2003 and September 30, 2003 in the amount of $1,944 and $1,346, respectively.

4. Property and Equipment

     Property and equipment consist of the following:

	December 31,	September 30,
	2003	2003

(In thousands)	(unaudited)
Land	$2,044	$2,044
Buildings	20,961	21,179
Building and leasehold improvements	22,365	22,025
Machinery and equipment	89,834	83,081
Less accumulated depreciation	(36,845)	(33,062)
Assets under construction	15,377	12,026

Property and equipment, net	$113,736	$107,293

     Depreciation expense for the three months ended December 31, 2003 and 2002 was $3,585 and $2,517, respectively.

5. Commitments and Contingencies

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $898 at December 31, 2003. The guarantees are not collaterized by any assets and are without recourse. No liability has been recorded for these lease obligations which expire through 2009 as these guarantees were entered into prior to the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

     In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of 5.3 million Euros (or approximately $6.6 million at December 31, 2003). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a PETNET radiopharmacy. The Company has recorded a liability of $150 for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FIN 45.

     The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provides a guarantee to DLL for 9.9% on the first $25 million of transactions and 5.0% once $50 million in transactions is achieved, of the principal balance of all leases DLL executes on the Company’s behalf. At December 31, 2003, the Company had recorded a reserve of $148 for this guarantee to reflect the estimated fair value of the Company’s obligation, after recovery and resale of the underlying equipment, in accordance with FIN 45.

     The Company provides a parts and labor warranty on its products typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Three Months Ended
	December 31,

	2003	2002

(In thousands)	(unaudited)
Balance at the beginning of the period	$5,262	$3,740
Accruals for warranties issued during the period	769	963
Settlements made (in cash or in kind)	(979)	(1,758)

Balance at the end of the period	$5,052	$2,945

     In May 2002, Cox Nuclear Pharmacy Inc. & Accuscan LLC filed an action against CTI, PETNET and an employee of PETNET in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs sought $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. The claims against the PETNET employee have been dismissed. On December 9, 2003, the District Court granted summary judgment against the plaintiffs as to all remaining claims but leaving unaffected CTI’s counterclaim for liquidated damages under CTI’s purchase order with the plaintiffs.

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

     On September 19, 2002 General Electric filed a complaint against two former employees of General Electric who are now employed by CTI in the United States District Court, Eastern District of Wisconsin. The complaint alleged threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. CTI was not named as a defendant in that action. The defendants answered the complaint and denied liability. On September 23, 2003, the District Court in Wisconsin granted General Electric’s motion for voluntary dismissal without prejudice, which afforded General Electric an opportunity to refile the action in another United States District Court and potentially include additional defendants in addition to the two former employees. On November 24, 2003, General Electric refiled this action in the United States District Court for the Eastern District of Tennessee, Knoxville Division, against the two employees, CTI and PETNET. The defendants filed their motion for dismissal of GE’s claims on December 15, 2003. Given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit; however, we intend to deny the allegations and vigorously defend this action.

     On January 30, 2004, the University of Pittsburgh (“Pitt”) filed suit in the Western District of Pennsylvania against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. The Company has not been served with a copy of the complaint and has therefore not yet responded. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

     We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

6. Long-Term Debt

     The Company has a $125,000 syndicated revolving credit facility (the Syndicated Facility) with a group of banks. Borrowing under the Syndicated Facility is collateralized by all property and interests in property; provided, however, that all real property of CTI as of March 14, 2002 is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at the Company’s option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (2.42% at December 31, 2003). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. There was no outstanding balance under the Syndicated Facility at December 31, 2003.

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

     On August 1, 2000 the Company entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the Company’s manufacturing plant in Blount County, Tennessee. At December 31, 2003, the remaining balance of the Series 2000 Bonds was $1,600 and is supported by an irrevocable letter of credit agreement that expires October 15, 2005. The Series 2000 Bonds are due in August 2010. In May 2002, the Company redeemed all outstanding tax-exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

     CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 1.30% to 1.40% at December 31, 2003, respectively).

     Notes Payable — In August 2003 in conjunction with the acquisition of Mirada Solutions Limited, we assumed a $365 note payable to a bank and issued $3,188 of unsecured loan notes. Interest on the bank note is at the bank base rate plus 1.25% (5.0% at December 31, 2003) and the outstanding balance was $371 at December 31, 2003. For the unsecured loan notes issued during the acquisition, the note holder can request to be paid the lower of $15 or their outstanding note balance on April 30, 2004 along with any accrued interest to date. The remaining balance and outstanding interest on the unsecured loan notes will then be paid in full by April 30, 2005. Interest on the unsecured loan notes is fixed at 1.50%.

     In 2003, CTI, through its subsidiary CPS, entered into a mortgage loan to purchase additional manufacturing space, which had previously been leased. The Company is required to make principal and interest payments totaling $78 per year through 2008, with a balloon payment upon maturity. The debt bears interest at a fixed rate of 4%. The outstanding balance on this mortgage loan was $862.

7. Income Taxes

     The Company files a consolidated U.S. federal income tax return that includes CTI, Detector Materials and the domestic subsidiaries of the CTI Solutions segment. CPS files a separate U.S. federal income tax return and all foreign subsidiaries file returns in their country of incorporation. The Company’s effective tax rate on income before taxes and minority interest differs from the federal statutory rate as follows:

	Three Months Ended
	December 31,

	2003	2002

(In thousands)	(unaudited)
Federal tax @ 35%	$1,582	$3,111
State tax	94	297
Permanent differences	23	84

Provision for income taxes	$1,699	$3,492

8. Stock Options and Restricted Stock

Incentive Stock Option Plans

     In 1998 the Company adopted an incentive stock option plan for officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to seven years. Twelve million eight hundred thousand shares had been authorized under this plan; however, after the adoption of the 2002 Long-Term Incentive Plan in May 2002, no further awards have been or will be granted under this plan. On May 23, 2002, the Company’s shareholders approved the 2002 Long-Term Incentive Plan which authorized three million shares.

     The following table summarizes information about incentive stock options under both plans at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life (1)	Price(2)	of Shares	Price(2)

$2.81	414,459	1.83	$2.81	414,459	$2.81
$3.09 to $3.87	314,331	2.83	$3.40	314,331	$3.40
$4.69	519,866	4.76	$4.69	399,991	$4.69
$5.56 to $6.12	521,771	5.14	$5.60	352,045	$5.62
$14.29 to $16.15	196,571	9.22	$15.24	23,195	$15.45
$17.00 to $17.63	8,816	9.16	$17.16	2,593	$17.11
$18.31 to $18.80	36,519	9.40	$18.32	7,357	$18.33
$19.37 to $19.76	25,404	8.62	$19.68	12,186	$19.69
$21.97 to $22.40	74,675	8.91	$22.06	29,502	$22.11
$23.90	2,929	9.04	$23.90	586	$23.90
$25.00	45,500	8.95	$25.00	18,200	$25.00

	2,160,841		$6.83	1,574,445	$5.07

     (1) Weighted average contractual life remaining in years.

     (2) Weighted average exercise price.

Non-qualified Options

     In addition, the Company grants non-qualified stock options to certain officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to ten years.

     The following table summarizes information about non-qualified stock options at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$0.16	3,400	0.45	$0.16	3,400	$0.16
$2.81 to $3.09	74,560	1.62	$3.00	74,560	$3.00
$4.69 to $5.56	541,530	5.15	$5.21	345,866	$5.41
$12.89	118,000	9.79	$12.89	10,000	$12.89
$15.05 to $15.55	915,780	9.07	$15.37	287,140	$15.55
$17.00 to $18.37	137,197	9.05	$17.67	87,041	$17.29
$19.00 to $19.76	343,321	8.69	$19.67	191,398	$19.60
$22.40	86,608	8.70	$22.40	57,742	$22.40
$25.00	2,000	8.95	$25.00	800	$25.00

	2,222,396		$13.41	1,057,947	$12.53

     (1) Weighted average contractual life remaining in years.

     (2) Weighted average exercise price.

9. Related Party Transactions

     From 1987 through April 2001 Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001 CPS implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with a one-year renewal period. The agreement is cancelable with three years notice upon the expiration of the then current term. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales through and to Siemens were $33,471 and $25,254, during the three month periods ended December 31, 2003 and 2002, respectively. Accounts receivable from Siemens totaled $37,090 and $42,430, at December 31, 2003 and September 30, 2003, respectively. Also, customer advances from Siemens totaled $887 and $326, at December 31, 2003 and September 30, 2003, respectively.

     Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens has the right to purchase, and CTI has the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At December 31, 2003 the cumulative total number of units sold by CPS was 729. By September 30, 2004, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI has the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before the second half of fiscal year 2005.

     The Company has a distribution agreement with Concorde Microsystems, Inc (Concorde), a company partially owned and operated by children of CTI’s President and Chief Executive Officer, who is also a director and major stockholder of CTI. Under the terms of the agreement, PETNET was granted an exclusive, royalty-free license to distribute Concorde products throughout the continental United States and Canada. The Company is responsible for sales, marketing and education activities while Concorde is responsible for all product warranty, installation, training, service and technical support. During the three months ended December 31, 2003, total sales and cost of sales of Concorde products under this distribution agreement were $1,377 and $1,268, respectively. There were no transactions under this agreement for the quarter ended December 31, 2002.

10. Segments

     The Company operates in three reportable business segments based on differences in products and services: CPS, Detector Materials, and CTI Solutions. CPS designs, manufactures and markets medical research and scanning equipment. Detector Materials manufactures a scintillation component sold primarily to CPS. CTI Solutions includes the production and distribution of radiopharmaceuticals, and the direct sale and service by CTI of PET scanners, cyclotron systems and other PET related products. CTI Solutions reflects the combination of the former PETNET and CTI Services segments which previously were reported separately. All comparative financial information for fiscal year 2003 has been retroactively reclassified to reflect the new reporting structure.

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company’s headquarters building and non-allocable costs which are included in “Corporate”. The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted principally in the U.S.; however, the Company does have foreign operations for which identifiable assets are immaterial.

     The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three month period ended December 31, 2003 and 2002:

		Detector	CTI		Eliminating	Consolidated
	CPS	Materials	Solutions	Corporate	Entries	Total

Three Months Ending December 31, 2003 (unaudited)
External revenues	$37,499	$25	$36,583	$—	$—	$74,107
Intersegment revenues	17,987	12,064	1,193	—	(31,244)	—
Depreciation and amortization	565	415	2,431	582	(9)	3,984
Stock-based compensation expense	82	5	260	164	—	511
Interest expense	25	211	916	500	(819)	833
Interest income	142	—	98	927	(819)	348
Equity in (income) losses of investees	—	(54)	(24)	—	—	(78)
Income tax expense	2,301	2,430	(1,951)	476	(1,557)	1,699
Minority interest expense	—	—	116	—	1,989	2,105
Net income (loss)	3,986	4,139	(3,614)	696	(4,490)	717
Total assets	138,146	52,795	175,886	84,797	(40,488)	411,136
Investment in equity method investees	—	67	2,095	—	—	2,162
Capital expenditures	535	958	7,133	1,892	(463)	10,055
Three Months Ending December 31, 2002 (unaudited)
External revenues	$31,919	$499	$28,141	$—	$—	$60,559
Intersegment revenues	3,824	12,762	1,543	—	(18,129)	—
Depreciation and amortization	359	401	1,367	448	—	2,575
Stock-based compensation expense	97	5	294	160	—	556
Interest expense	1	268	739	443	(973)	478
Interest income	172	31	87	1,085	(973)	402
Equity in (income) losses of investees	—	—	(153)	—	—	(153)
Income tax expense	2,321	1,565	(1,006)	299	313	3,492
Minority interest expense	—	—	41	—	1,972	2,013
Net income (loss)	3,953	2,497	(2,009)	293	(1,350)	3,384
Total assets	107,858	48,719	130,073	115,614	(50,469)	351,795
Investment in equity method investees	—	—	2,077	—	—	2,077
Capital expenditures	1,381	563	3,612	2,892	—	8,448

     Sales were distributed to the following locations:

	Three Months Ended
	December 31,
	2003	2002

	(unaudited)
United States	80.2%	84.9%
Foreign	19.8	15.1

	100.0%	100.0%

11. Stockholder Protection Rights

     During 2002 the Company’s Board of Directors adopted a stockholder protection rights agreement and declared a dividend of one Right for each share of Common Stock held of record on the closing date of the initial public offering. The Rights, which do not have any voting rights, are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company’s Common Stock. Each Right, should it become exercisable, will entitle the owner to buy one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an exercise price of $130. The Rights may be terminated without payment by the Company at any time prior to the date that is ten business days after the acquisition of 15% or more of the Company’s Common Stock by a person or group.

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

Overview

     We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at a molecular level, thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes scanners, cyclotrons, detector materials, radiopharmaceutical manufacturing and distribution, and related support services.

     Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to CTI PET Systems, Inc., doing business as CPS Innovations (CPS). Our strategy includes plans for growing our other segments over time with a goal of having greater than 50% of our gross revenues and net income being derived from such other segments by 2006, the expected year that Siemens Medical Solutions USA, Inc. (Siemens), a wholly owned subsidiary of Siemens AG, could first close on the exercise of its option to purchase a controlling interest in CPS. This strategy contemplates the following initiatives: (1) expansion of our radiopharmaceutical distribution network to meet market needs; (2) direct distribution of PET scanners by CTI; (3) development of new proprietary radiopharmaceuticals; (4) growth of our service contract business; and (5) addition of new products and services.

Segments

     Effective October 1, 2003 we operate in three segments for financial reporting purposes: CPS; Detector Materials, and CTI Solutions. CTI Solutions reflects the combination of the former PETNET and CTI Services segments which previously were reported separately. All comparative financial information for fiscal year 2003 has been retroactively reclassified to reflect the new reporting structure.

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

     In April 2001 we implemented a multiple distributor strategy for CPS by commencing direct distribution through our CTI Solutions segment and by pursuing additional third-party distributor agreements. In November 2001 CPS added Hitachi Medical Systems America, Inc. as a third-party distributor of its products, and in October 2003 we added Toshiba Medical Systems as a third-party distributor of CPS’ products in Japan. Following our implementation of the multiple distributor strategy, CPS began receiving and recording revenue from sales made through third-party distributors in an amount equal to the price to the distributor and ceased paying fees to distributors to cover their selling, marketing and distribution costs. Under these agreements, CPS sets the price to distributors who set their own price to the end customer. CPS does not bear credit risk associated with sales made by the distributor to end customers.

     The scanners manufactured by CPS have historically ranged in customer price from $800,000 to $2.4 million and offer customers a broad range of throughput times, resolution and image quality.

Detector Materials

     Our Detector Materials segment includes our business of developing, manufacturing and selling detector materials for use in PET scanners. The Detector Materials segment has certain exclusive rights to the development and manufacturing of a detector material called lutetium oxyorthosilicate, or LSO. We obtained an exclusive license from Schlumberger Technology Corporation with respect to LSO in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are expected to expire in October 2008. We have invested significant capital in our Detector Materials segment to develop LSO in order to meet an expected increase in demand for detector materials as the PET market continues to grow.

CTI Solutions

     Our CTI Solutions segment includes CTI’s direct distribution of PET scanners manufactured by CPS; the manufacture, sale and installation of cyclotrons, workstations, and calibration sources; and CTI’s product service division. The CTI Solutions segment also consists of our business of developing, manufacturing and distributing radiopharmaceuticals as well as providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. CTI Solutions conducts the radiopharmaceutical related business through our PETNET subsidiary.

     We currently operate 39 PETNET radiopharmacies in the U.S. and one radiopharmacy in the United Kingdom. Thirteen of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 40 radiopharmacies include three radiopharmacies we do not consolidate, as the Company does not have control over significant operating decisions.

Components of Revenues and Expenses

Revenues

     Our revenue is derived primarily from sales of PET products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Effective July 1, 2003, in conjunction with the implementation of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, revenue for cyclotron systems is recognized upon shipment of the equipment with amounts attributable to installation of the systems deferred until services are performed. Revenue for service contracts is recognized ratably over the period the service is provided.

Cost of Revenues

     Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 40 PETNET radiopharmacies. We employ a network of field service engineers to service our installed base of scanners and cyclotrons.

     Cost of revenues consists primarily of purchase cost of materials; expenses related to internal operations of the manufacturing and service organizations; expenses related to technical support and maintenance; expenses related to distribution, shipping, installation, acceptance, and warranty of our products; royalties payable under technology licenses; amortization of acquired technology and fixed asset depreciation, primarily for our detector materials and radiopharmacies.

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

	Three Months Ended
	December 31,

	2003	2002

	(unaudited)
Revenues:
CPS	$55.5	$35.7
Detector Materials	12.0	13.3
CTI Solutions	37.8	29.7
Intercompany eliminations	(31.2)	(18.1)

Total	74.1	60.6

Cost of revenues:
CPS	37.9	22.8
Detector Materials	4.4	8.2
CTI Solutions	28.6	20.8
Intercompany eliminations	(27.2)	(19.1)

Total	43.7	32.7

Selling, general and administrative expenses:
CPS	4.5	2.5
Detector Materials	0.7	0.4
CTI Solutions	10.4	9.0
Corporate	(0.4)	0.3

Total	15.2	12.2

Research and development expenses:
CPS	6.7	4.2
Detector Materials	0.2	0.3
CTI Solutions	3.5	2.1
Corporate	(0.1)	—

Total	10.3	6.6

Stock-based compensation:
CPS	0.1	0.1
CTI Solutions	0.2	0.3
Corporate	0.2	0.2

Total	0.5	0.6

Income (loss) from operations:
CPS	6.3	6.1
Detector Materials	6.7	4.4
CTI Solutions	(4.9)	(2.5)
Corporate	(3.7)	0.5

Total	$4.4	$8.5

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses, and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended
	December 31,

	2003	2002

	(unaudited)
CPS:
Revenues	100.0%	100.0%
Cost of revenues	68.3	63.8
Selling, general and administrative	8.1	7.0
Research and development	12.1	11.8
Stock-based compensation	0.2	0.3
Income (loss) from operations	11.3	17.1
Detector Materials:
Revenues	100.0%	100.0%
Cost of revenues	36.7	61.7
Selling, general and administrative	5.8	3.0
Research and development	1.7	2.3
Income (loss) from operations	55.8	33.0
CTI Solutions:
Revenues	100.0%	100.0%
Cost of revenues	75.7	70.0
Selling, general and administrative	27.5	30.3
Research and development	9.3	7.1
Stock-based compensation	0.5	1.0
Income (loss) from operations	(13.0)	(8.4)

     The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended
	December 31,

	2003	2002

	(unaudited)
Revenues:
CPS	74.9%	58.9%
Detector Materials	16.2	22.0
CTI Solutions	51.0	49.0
Intercompany eliminations	(42.1)	(29.9)

Total	100.0%	100.0%

Income (loss) from operations:
CPS	143.2%	71.8%
Detector Materials	152.3	51.8
CTI Solutions	(111.4)	(29.4)
Corporate	(84.1)	5.8

Total	100.0%	100.0%

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues

     Net revenues for the three months ended December 31, 2003 were $74.1 million, an increase of $13.5 million, or 22.3%, from $60.6 million for the three months ended December 31, 2002.

     CPS. Revenues for the three months ended December 31, 2003 were $55.5 million, an increase of $19.8 million, or 55.5%, from $35.7 million for the three months ended December 31, 2002. The increase in revenues was driven by an increase in average unit prices and an increase in unit sales of scanners. The increase in average unit prices was due to a shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 32.4% and 10.7% of total CPS revenues for the three months ended December 31, 2003 and 2002, respectively. The increase in intersegment revenues resulted from increased sales to CTI Solutions under the multiple distributor arrangement.

     Detector Materials. Revenues for the three months ended December 31, 2003 were $12.0 million, a decrease of $1.3 million, or 9.8%, from $13.3 million for the three months ended December 31, 2002. The decrease in revenues was primarily attributable to the timing of CPS scanner production and detector material inventory levels and to decreased third party sales. These decreases were offset by higher sales prices resulting from the shift in sales mix from BGO to LSO detector materials. Intersegment sales accounted for 99.8% and 96.2% of total detector materials revenues for the three months ended December 31, 2003 and 2002, respectively.

     CTI Solutions. Revenues for the three months ended December 31, 2003 were $37.8 million, an increase of $8.1 million, or 27.3%, from $29.7 million for the three months ended December 31, 2002. The increase in revenues was due to an increase in average unit prices resulting from the shift in sales mix from PET to higher priced PET/CT units as well as growth of FDG dose shipments driven by the continued increase in PET utilization. Our subsidiary, PETNET delivered approximately 50.4% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the three months ended December 31, 2003 compared to the three months ended December 31, 2002. The impact on revenue resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the three months ended December 31, 2003 were $31.2 million, an increase of $13.1 million, or 72.4%, from $18.1 million in the three months ended December 31, 2002. The increase in revenue eliminations was due to increased purchases by CTI Solutions of PET and PET/CT scanners from CPS due to the increase in sales activities and growth in backlog or orders.

Cost of Revenues

     Cost of revenues for the three months ended December 31, 2003 was $43.7 million, an increase of $11.0 million, or 33.6%, from $32.7 million for the three months ended December 31, 2002. Cost of revenues for the three months ended December 31, 2003 was 59.0% of revenues compared to 54.0% for the three months ended December 31, 2002.

     CPS. Cost of revenues for the three months ended December 31, 2003 was $37.9 million, an increase of $15.1 million, or 66.2%, from $22.8 million for the three months ended December 31, 2002. Cost of revenues for the three months ended December 31, 2003 increased to 68.3% of revenues compared to 63.8% of revenues for the three months ended December 31, 2002 due to the change in sales mix from PET to PET/CT units which carry higher manufacturing costs as a percentage of the sales price.

     Detector Materials. Cost of revenues for the three months ended December 31, 2003 was $4.4 million, a decrease of $3.8 million, or 46.3%, from $8.2 million for the three months ended December 31, 2002. Cost of revenues for the three months ended December 31, 2003 decreased to 36.7% of revenues as compared to 61.7% of revenues for the three months ended December 31, 2002. The decrease in cost of revenues as a percentage of revenues was due to the shift in sales mix from BGO to LSO detector materials which carry higher sales prices, and increasing efficiency and production improvements.

     CTI Solutions. Cost of revenues for the three months ended December 31, 2003 was $28.6 million, an increase of $7.8 million, or 37.5%, from $20.8 million for the three months end December 31, 2002. Cost of revenues for the three months ended December 31, 2003 was 75.7% of revenues compared to 70.0% of revenues for the three months ended December 31, 2002. The increase in cost of revenues as a percentage of revenues results from a shift in sales mix. The percentage of CTI Solutions’ sales coming from the direct distribution of scanners purchased from CPS, which business carries a lower gross margin than FDG dose sales, cyclotron sales or service contracts, increased in fiscal year 2004 over 2003.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended December 31, 2003 were $27.2 million, an increase of $8.1 million, or 42.4%, from $19.1 million for the three months ended December 31, 2002. Cost of revenues eliminated for the three months ended December 31, 2003 were 36.7% of revenues compared to 31.5% of revenues for three months ended December 31, 2002. The increase in intercompany eliminations as a percentage of revenues primarily results from increased purchases of scanners by CTI Solutions from CPS for direct distribution sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended December 31, 2003 were $15.2 million, an increase of $3.0 million, or 24.6%, from $12.2 million for the three months ended December 31, 2002. Selling, general and administrative expenses for the three months ended December 31, 2003 were 20.5% of revenues compared to 20.1% of revenues for the three months ended December 31, 2002.

     CPS. Selling, general and administrative expenses for the three months ended December 31, 2003 were $4.5 million, an increase of $2.0 million, or 80.0%, from $2.5 million for the three months ended December 31, 2002. Selling, general and administrative expenses for the three months ended December 31, 2003 were 8.1% of revenues compared to 7.0% of revenues for the three months ended December 31, 2002. The increase is primarily attributable to promotional expenses related to the product launch of LSO HI-REZ PET/CT scanners.

     Detector Materials. Selling, general and administrative expenses for the three months ended December 31, 2003 were $0.7 million, an increase of $0.3 million, or 75.0%, from $0.4 million for the three months ended December 31, 2002. As a percentage of revenues, selling, general and administrative expenses were 5.8% and 3.0% for the three months ended December 31, 2003 and 2002, respectively.

     CTI Solutions. Selling, general and administrative expenses for the three months ended December 31, 2003 were $10.4 million, an increase of $1.4 million, or 15.6%, from $9.0 million for the three months ended December 31, 2002. The increase is attributable to increased promotional expenses related to new product launches. As a percentage of revenues, selling, general and administrative expenses for the three months ended December 31, 2003 were 27.5% compared to 30.3% for the three months ended December 31, 2002. The decrease is attributable to substantial sales growth.

Research and Development Expenses

     Research and development expenses for the three months ended December 31, 2003 were $10.3 million, an increase of $3.7 million, or 56.1%, from $6.6 million for the three months ended December 31, 2002. Research and development expenses for the three months ended December 31, 2003 were 13.9% of revenues compared to 10.9% for the three months ended December 31, 2002.

     CPS. Research and development expenses for the three months ended December 31, 2003 were $6.7 million, an increase of $2.5 million, or 59.5% from $4.2 million for the three months ended December 31, 2002. Research and development expenses for the three months ended December 31, 2003 were 12.1% of revenues compared to 11.8% for the three months ended December 31, 2002. The increase resulted from additional investments in new scanner technology, such as our LSO HI-REZ PET/CT scanners.

     Detector Materials. Research and development expenses for the three months ended December 31, 2003 were $0.2 million, a decrease of $0.1 million, or 33.3%, from $0.3 million for the three months ended December 31, 2002. Research and development expenses for the three months ended December 31, 2003 were 1.7% of revenues compared to 2.3% for the three months ended December 31, 2002.

     CTI Solutions. Research and development expenses for the three months ended December 31, 2003 were $3.5 million, an increase of $1.4 million, or 66.7%, from $2.1 million for the three months ended December 31, 2002. Research and development expenses for the three months ended December 31, 2003 were 9.3% of revenues compared to 7.1% for the three months ended December 31, 2002. The increase was primarily due to the activities of Mirada Solutions Limited following its acquisition in August 2003 and increased spending on new molecular probe technology.

Stock-based Compensation Expense

     Stock-based compensation expense for the three months ended December 31, 2003 was $0.5 million, a decrease of $0.1 million, or 16.7% from $0.6 million for the three months ended December 31, 2002, and resulted from the amortization of unearned compensation arising from the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the three months ended December 31, 2003 was 0.7% of revenues compared to 1.0% for the three months ended December 31, 2002.

Income (Loss) from Operations

     Income from operations for the three months ended December 31, 2003 was $4.4 million, a decrease of $4.1 million, or 48.2%, from $8.5 million for the three months ended December 31, 2002. Income from operations for the three months ended December 31, 2003 was 5.9% of revenues compared to 14.0% for the three months ended December 31, 2002.

     CPS. Income from operations for the three months ended December 31, 2003 was $6.3 million, an increase of $0.2 million, or 3.3%, from $6.1 million for the three months ended December 31, 2002. Income from operations for the three months ended December 31, 2003 was 11.3% of revenues compared to 17.1% for the three months ended December 31, 2002. This decrease in operating profit margins results primarily from increased PET/CT sales which carry lower gross margins, higher promotional expenses and increased spending on research and development during the three months ended December 31, 2003.

     Detector Materials. Income from operations for the three months ended December 31, 2003 was $6.7 million, an increase of $2.3 million, or 52.3%, from $4.4 million for the three months ended December 31, 2002. The increase was primarily due to higher gross margins from the shift in sales mix from BGO to LSO detector materials, in conjunction with increased operating efficiencies and production improvements. Income from operations for the three months ended December 31, 2003 was 55.8% of revenues compared to 33.0% for the three months ended December 31, 2002.

     CTI Solutions. There was a loss from operations for the three months ended December 31, 2003 of $4.9 million, an increase of $2.4 million, or 96.0% from the loss of $2.5 million for the three months ended December 31, 2002. The loss from operations was primarily due to our continuing efforts to develop our business as a direct distributor of PET scanners and the fact that the recurring revenue stream from service and radiopharmaceutical supply contracts on scanners sold in fiscal year 2003 has generally not yet commenced.

     Corporate. Loss from operations for the three months ended December 31, 2003 was $3.7 million, a change of $4.2 million, from income from operations of $0.5 million for the three months ended December 31, 2002. The majority of this fluctuation represents the net change in the consolidation entry to eliminate the intercompany gross margin on detector material inventory held by CPS and PET scanner inventory held by CTI Solutions at each period end.

Interest Expense, Net

     Interest expense for the three months ended December 31, 2003 was $0.5 million, an increase of $0.4 million, from $0.1 million for the three months ended December 31, 2002, resulting from lower interest rates and a reduced cash position as the funds from our initial public offering have been deployed.

Other Income

     Other income for the three months ended December 31, 2003, was $0.6 million, an increase of $0.2 million, or 50%, from $0.4 million for the three months ended December 31, 2002. The increase is primarily attributable to increased gains on foreign currency transactions, net of decreases in income from equity investees.

Provision for Income Taxes

     The income tax provision for the three months ended December 31, 2003 was $1.7 million, a decrease of $1.8 million, from $3.5 million for the three months ended December 31, 2002. The effective tax rate for the three months ended December 31, 2003 was 37.6%. The effective tax rate for the three month period ended December 31, 2002 was 39.3%. The reduction in the effective tax rate was primarily attributable to savings in income taxes at the state level.

Minority Interests

     The minority interest expense for the three months ended December 31, 2003 was $2.1 million, an increase of $0.1 million, or 5.0% from $2.0 million for the three months ended December 31, 2002. Minority interest expense primarily consists of Siemens’ 49.9% share of the net income of CPS.

Liquidity and Capital Resources

     In June 2002 we consummated our initial public offering of common stock and we received net proceeds of approximately $171.4 million. Historically, our principal sources of liquidity had been borrowings under credit facilities, capital leases and the issuance of redeemable preferred stock. Our principal liquidity requirements are to meet our working capital and capital expenditure needs.

     Our working capital and capital expenditure needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2003 to December 31, 2003, our inventories increased from $70.9 million to $90.0 million while our total accounts receivable decreased from $114.7 million to $83.5 million, both due to the seasonal nature of our business. Our property and equipment (net) increased from $107.3 million to $113.7 million.

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

     The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of December 31, 2003 no balance was outstanding under the credit agreement.

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

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $0.9 million at December 31, 2003. The guarantees are not collaterized by any assets and are without recourse. No liability has been recorded for these lease obligations which expire through 2009 as these were obligations were entered into prior to the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

     In August 2003 our primary financing source for the sales of PET scanners, DVI Financial Services, Inc. (DVI), entered into bankruptcy. As a result, in September 2003, we entered into a new financing program with De Lage Landen Financial Services, Inc. (DLL). During the period following DVI entering into bankruptcy and execution of the DLL agreement, we provided direct financing to four of our customers for a total of $9.0 million. We have obtained commitment letters from DLL to purchase these four receivables, and as of the date of this filing we have sold and received full payment for two of these receivables.

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

Cash Flows

Three months ended December 31, 2003 compared to three months ended December 31, 2002

     Net cash provided by operating activities was $5.7 million and $3.1 million for the three months ended December 31, 2003 and 2002, respectively. The increase in net cash provided by operating activities was primarily due to collections on late fourth quarter scanner sales, net of cash used to build inventory balances.

     Net cash used in investing activities during the three months ended December 31, 2003 and 2002 was $5.4 million and $7.5 million, respectively. In fiscal year 2004 investing activities consisted primarily of capital expenditures to expand our PETNET network, net of funds received for the sale of lease receivables to DLL.

     Net cash used by financing activities during the three months ended December 31, 2003 was $5.6 million compared to net cash provided of $4.4 million in 2002. In fiscal year 2004 financing activities primarily related to changes in our cash management clearing account due to payments to vendors for material needed to support our fourth quarter sales.

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

Revenue Recognition

     The Company records revenues in accordance with the guidance of the SEC’s Staff Accounting Bulletin No. 104 (SAB 104), which supercedes SAB 101 in order to encompass EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

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

     For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF 00-21. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Due to our adoption of the provisions of EITF 00-21 the Company can now, for cyclotron arrangements entered into after July 1, 2003, separate cyclotron equipment from cyclotron installation services and recognize revenue for cyclotron equipment upon shipment and for cyclotron installation as services are performed. Prior to the implementation of EITF 00-21, the Company recognized revenue for all cyclotron sales in accordance with SAB 101 and did not recognize revenue for cyclotron system sales until installation was complete and customer acceptance was obtained, as functionality was deemed essential for cyclotrons. In accordance with transition provisions of EITF 00-21, revenue recognition for any cyclotron system sales, for which contracts were entered into prior to July 1, 2003 will continue to be accounted for under SAB 101 and revenue recognition will be deferred until installation is complete and customer acceptance is obtained.

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

     We own a majority interest in CPS. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by majority board vote. Under the terms of an agreement between Siemens and us, the board of directors of CPS consists of two directors selected by CTI, two directors selected by Siemens and a fifth director selected by Siemens from a list of persons provided by CTI. We believe that this provides us with the ability to control board decisions regarding the daily operations of CPS. Accordingly, CPS is consolidated in our financial statements. If we did not consolidate CPS, our revenues would decrease by $24.2 million and $17.6 million for the three months ended December 31, 2003 and 2002, respectively. However, net income would remain unchanged.

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

     In cases where the minority stockholder is deemed to have significant “veto rights” or has equal representation on the board, we account for these investments using the equity method, as we do not have control over significant operating decisions. We have invested in four radiopharmacies which are accounted for under the equity method. The Company is assessing the potential impact of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. See the Recent Accounting Pronouncements section below.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

     On January 17, 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 will be effective with the first interim reporting period ending after March 15, 2004. The Company is continuing to assess the impact of the application of FIN 46.

Revenue Recognition

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued SAB 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As the Company has already incorporated EITF 00-21 and SAB 101, into its revenue recognition policies, the adoption of SAB 104 did not have a significant impact on the Company’s financial statements.

Factors Affecting Operations and Future Results

We face intense competition, including competition from competitors with greater resources, which may place pressure on our pricing and otherwise make it difficult for us to compete effectively in the molecular imaging market.

     The market for molecular imaging equipment and related products and services is intensely competitive and is affected significantly by new product introductions, aggressive pricing strategies of competitors and other marketing activities of industry participants. We compete directly with a number of other companies in the molecular imaging equipment market including GE Medical Systems and Philips Medical Systems. We also compete with Siemens in connection with the sale and distribution of the PET and PET/CT scanners manufactured by CPS, as well as for service and support business. The intense and increasing competition in the molecular imaging equipment market have caused and may continue to cause downward pressure on the pricing of our molecular imaging equipment. In our radiopharmaceutical business, we compete with for-profit corporations, such as Cardinal Health, Inc. (which acquired Syncor International Corporation) and ION Beam Applications s.a. (and its subsidiary, Eastern Isotopes), as well as regional pharmacies and universities. The intense and increasing level of competition in the market for radiopharmaceuticals and the generic nature of the radiopharmaceuticals currently in production has caused and may continue to cause downward pressure on pricing. Many of our competitors are significantly larger than us and enjoy competitive advantages over us, including:

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

     Today there is no standard reimbursement rate for PET procedures among private third-party payors such as indemnity insurers, health maintenance organizations and preferred provider organizations. In our experience, private payors typically reimburse health care providers for PET procedures at approximately the same rate as Medicare. However, the reimbursement rates offered by private payors are market-driven and are therefore subject to market conditions. For example, in markets with significant competition among health care providers, the reimbursement rates can be driven downward due to competitive contracting between third-party payors and health care providers. The reimbursement rates offered by private payors for procedures conducted with our products could be negatively impacted by market conditions or by a decrease in Medicare reimbursement rates.

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

     For the three-month periods ended December 31, 2003 and 2002, approximately 50.6% and 52.7%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of December 31, 2003, the cumulative total number of units sold by CPS under this agreement was 729 and, at such date, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the option to be exercisable. After 2003, the cumulative unit sales requirement will continue to increase by 74 units each year thereafter. It is impossible to state definitively when the option will become exercisable. However, based upon our current forecasts, we believe that the minimum sales volume will be met before the second half of fiscal year 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

     In the event Siemens acquires 100% of CPS, we would continue to have a right to distribute PET and PET/CT products manufactured by CPS until at least 2010 pursuant to the terms of a distribution agreement between us and CPS. The joint venture agreement also contains cross-covenants not to compete, which prohibit the parties to the joint venture agreement from participating in or owning an interest in any business engaged in the manufacture, development, or sale of products that compete with the products offered by CPS currently, and for a period of three years following the closing of the exercise of the Siemens option.

     The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of December 31, 2003, approximately 33.6% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

     Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens, Hitachi Medical Systems America and Toshiba Medical Systems Corporation. For example, for the three months ended December 31, 2003, sales through Siemens constituted 45.2% of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or commit the necessary resources to effectively market and sell, our scanner products. In our role as a direct distributor of our scanner products, we have entered into sub-distribution agreements with third parties to distribute our scanners outside of the U.S. If these sub-distributors fail to successfully distribute scanners outside of the U.S., or if we are unable to expand our direct distribution network, we may be unable to compete effectively in foreign markets.

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

     Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

•	Properly identify customer needs;

•	Prove feasibility of new products;

•	Limit the time required from proof of feasibility to routine products;

•	Limit the timing and cost of regulatory approvals;

•	Respond effectively to demands of aging equipment and issues of technology obsolescence;

•	Price our products competitively;

•	Manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	Manage customer acceptance and payment for products;

•	Limit customer demands for retrofits of both new and old products; and

•	Anticipate and compete successfully with competitors’ efforts.

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

     We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of December 31, 2003 we have thirty-one (31) issued U.S. patents and thirty (30) patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan, including through our ownership of Mirada Solutions Limited. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

     The prosecution and enforcement of copyrights and patents relating to software and other technology licensed or sold to us by third parties is not within our control, and without this software and technology, we may be unable to manufacture our products or maintain our technological advantage. For example, we license Siemens’ syngo™ software which is an important component of our PET/CT systems. Also, we license the exclusive right to use lutetium oxyorthosilicate, or LSO, technology from the owner of the LSO patent until such time as the LSO patent expires, which is expected in October 2008. If the third-party suppliers of this software and technology fail to protect their patents or copyrights or if this technology and software is found to infringe on the rights of another party, the functionality of our products could suffer and our ability to bring new and existing products to market could be delayed. In the case of LSO, the expiration of, or the failure to protect, the LSO patent could result in our competitors gaining access to the LSO technology for use in their molecular imaging products, thereby eliminating one of our important competitive advantages.

     Currently, eighteen (18) of our issued patents are held in the name of CPS. If Siemens exercises its right to purchase a majority interest in CPS, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CPS such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

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

     Our PET radiopharmaceuticals currently are manufactured and sold through our PETNET radiopharmacies, each of which operates under an applicable state pharmacy license and compounds these products in response to the order of a licensed physician. These activities are authorized under Section 121 of the Food and Drug Administration Modernization Act of 1997 (the 1997 Act). The FDA in the past generally has not subjected such compounded PET products to new drug approval procedures and current good manufacturing practice requirements.

     The 1997 Act, however, amended the Federal Food, Drug, and Cosmetic Act to provide a new framework for FDA regulation of PET products. The 1997 Act states that the FDA can require new drug applications (NDAs) or abbreviated new drug applications (ANDAs) and adherence to current good manufacturing practice requirements for PET products two years after the agency finalizes appropriate new approval procedures and current good manufacturing practice requirements for PET. The submission of an NDA or ANDA before this time period expires is voluntary. The FDA has issued a guidance document for the chemistry portion of NDAs and ANDAs for PET products, including F-18-fluorodeoxyglucose, or FDG, the product principally produced and distributed by our PETNET radiopharmacies. Because the 1997 Act prohibits the FDA from requiring NDAs or ANDAs for PET products until two years after the agency finalizes appropriate approval procedures and current good manufacturing practice requirements for PET products, the submissions and FDA approval of such applications before these time periods expire is voluntary. The FDA has not yet addressed the procedures for approval of other PET products and of new indications for existing PET products. The FDA has said, however, that it expects that the standards for determining the safety and effectiveness set forth in recently developed FDA regulations for in vivo diagnostic radiopharmaceuticals may apply to PET.

     Under the 1997 Act the FDA cannot require NDAs or ANDAs for any PET products that comply with the PET compounding standards and the official monographs of the United States Pharmacopoeia until two years after the issuance of final current good manufacturing practice regulations and appropriate procedures for the approval of the specific PET drug product, whichever occurs later. In March 2002, the FDA issued preliminary draft proposed regulations for the current good manufacturing practice requirements. The public comment period for the draft regulations closed on June 5, 2002, after which the FDA has said it intends to issue a proposed rule with an additional period for public comment before issuing the final current good manufacturing practice regulations for PET. It is not possible to predict when the FDA will finalize these regulations, but we expect that this will take place before the end of calendar year 2004. If so, the FDA authority and the proposed approval procedures and current good manufacturing practice requirements would likely not take effect until calendar year 2006 at the earliest.

     Once the requirements for FDA approval take effect, we could incur significant costs, including upgrading or replacing certain facilities, and spend considerable time obtaining FDA approval for existing and newly developed radiopharmaceuticals or for new indications for existing radiopharmaceuticals. Such additional costs and time spent to obtain any required FDA approval could have a material adverse effect on our business, financial condition, and results of operations. With regard to the FDA’s proposed current good manufacturing practice requirements for PET drug products, we cannot predict with certainty the precise effects that these requirements might have on our business, financial condition, and results of operations.

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

Our scanners, cyclotrons and radiopharmaceutical business require the use of radioactive materials which subjects us to regulation, related costs and delays and potential liabilities for risks or violations of laws related to radioactive materials.

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

     Many of our customers require or desire financing in connection with purchases of our molecular imaging equipment. Some of our competitors have sufficient capital resources to provide capital equipment financing directly to their customers on attractive terms. In order to compete with these competitors, we maintain relationships with third party financing sources who offer financing services to our customers. During our fiscal year ended September 30, 2003, the parent company of the financing source we have historically relied on, DVI, entered into bankruptcy. As a result, two of our scanner sales remain partially funded. In addition, our cash flow was adversely impacted while we sought approval of the bankruptcy court and DVI to find alternate financing for five other sales. We have incurred, and may continue to incur, unanticipated costs and expenses associated with DVI’s filing of bankruptcy. Although we have developed a relationship with a new financing source, our business, operations and financial condition could be adversely impacted if our new financing source is unable to provide our customers with competitive financing or experiences adverse financial conditions that impact its ability to offer financing or fund future sales.

We are subject to risks associated with international operations.

     We conduct business globally. International sales accounted for approximately 19.8% and 15.1% , respectively, of sales in each of the three months ended December 31, 2003 and 2002. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

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

     We contract with third parties for the supply of some of the components and materials used in our products. For example, we obtain all of the raw materials needed to manufacture our LSO detector material from a single source. Isotopically enriched water, which is necessary for the development of our radiopharmaceuticals, is only available from a limited number of sources. Some of our suppliers are not obligated to continue to supply us. For some of these materials and components, relatively few alternative sources of supply exist. In addition, the lead-time involved in the manufacturing of some of these components can be lengthy. If these suppliers become unwilling or unable to supply us with our requirements, it may be difficult to establish additional or replacement suppliers in a timely manner, if at all. In some cases, components may go out of production and cannot be effectively replaced. This would cause our product sales to be disrupted and our revenues and operating results to suffer.

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

     Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 38.4% of our common stock as of December 31, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

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

     The market price for the common stock may fluctuate and may be affected by a number of factors. Such fluctuations in the market price of our common stock may cause your investment in our common stock to decline in value, and these factors include:

•	volume and timing of orders for our products;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements of technological or medical innovations in the monitoring or treatment of disease;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds, mortgage loan and a building construction loan. These borrowings bear interest at variable rates. Based on our outstanding borrowings during the three month period ended December 31, 2003, a hypothetical 1.0% increase in interest rates would have increased our interest expense by less than $0.1 million and would have decreased our cash flow for the quarter from operations by less than $0.1 million.

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

     As of December 31, 2003 we had cash and cash equivalents of $44.4 million which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Foreign Currency Exchange Risk

     International revenues from the Company’s foreign direct sales and distributor sales comprised 19.8% of total revenues for the three months ended December 31, 2003. The Company is exposed to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation and as U.S. dollar denominated long-term debt in our international subsidiaries is revalued. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. A 10% increase in the value of the U.S. dollar relative to other currencies would result in transaction losses and increase long-term debt by approximately $0.3 million. Due to the long-term nature of the foreign currency debt there would be no immediate cash flow impact.

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

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

ITEM 1. Legal Proceedings

     In May 2002, Cox Nuclear Pharmacy, Inc. & Accuscan LLC filed an action against CTI, PETNET and an employee of PETNET, in the United States District Court for the Southern District of Alabama, Southern Division, civil action no. 02-cv-0321-CG-C. The plaintiffs set forth fourteen causes of action against the defendants, including a breach of contract claim related to the sale of a cyclotron and various tort claims alleging violation of a covenant not to compete in the Mobile, Alabama market. The plaintiffs sought $20 million in compensatory damages on the breach of contract claims and $50 million in aggregate compensatory and punitive damages on the tort claims. The claims against the PETNET employee have been dismissed. On December 9, 2003, the District Court granted summary judgment against the plaintiffs as to all remaining claims but leaving unaffected CTI’s counterclaim for liquidated damages under CTI’s purchase order with the plaintiffs.

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

     On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by CTI in the United States District Court, Eastern District of Wisconsin. The complaint alleged threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. CTI was not named as a defendant in that action. The defendants answered the complaint and denied liability. On September 23, 2003, the District Court in Wisconsin granted General Electric’s motion for voluntary dismissal without prejudice, which afforded General Electric an opportunity to refile the action in another United States District Court and potentially include additional defendants in addition to the two former employees. On November 24, 2003, General Electric refiled this action in the United States District Court for the Eastern District of Tennessee, Knoxville Division, against the two employees, CTI and PETNET. The defendants filed their motion for dismissal of GE’s claims on December 15, 2003. Given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit; however, we intend to deny the allegations and vigorously defend this action.

     On January 30, 2004, the University of Pittsburgh (“Pitt”) filed suit in the Western District of Pennsylvania against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. The Company has not been served with a copy of the complaint and has therefore not yet responded. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

ITEM 2. Changes in Securities and Use of Proceeds

a)	Modification of Constituent Instruments: None

b)	Modification of Stockholder’s Rights: None

c)	Sales of Unregistered Securities: None

d)	Use of Proceeds: The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16.0 million was approximately $171.4 million. As of December 31, 2003, $10.2 million of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $0.3 million of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, approximately $62.0 million of the net offering proceeds had been used to decrease our outstanding balance under our credit facility, approximately $14.5 million had been used to extinguish capital lease obligations, and $11.4 million was used to repay our construction loan and our mortgage loan agreement. In addition, approximately $19.6 million was used for the acquisition of our subsidiary Mirada Solutions Limited in August 2003. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(3)	Exhibit 32.1*	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(4)	Exhibit 32.2*	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

(b)	Reports on Form 8-K

The Company filed with or furnished to the Commission three (3) Current Reports on Form 8-K during the quarter ended December 31, 2003, as follows:

(1) Current Report on Form 8-K furnished to the Commission on October 2, 2003, revising the Company’s guidance for the fourth quarter and fiscal year ended September 30, 2003;

(2) Current Report on Form 8-K filed with the Commission on October 3, 2003, announcing certain management changes effective October 1, 2003; and

(3) Current Report on Form 8-K furnished to the Commission on November 18, 2003, announcing the Company’s financial results for its fourth quarter and fiscal year ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.

/s/ David N. Gill

David N. Gill
Chief Financial Officer and Senior Vice President

February 5, 2004