Form 10-Q
period 2004-03-31
CTI MOLECULAR IMAGING INC
filed 2004-05-10
CIK 1129552

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 3, 2004, the registrant had outstanding 45,543,843 shares of common stock, par value $0.01.

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

•	our expectations regarding financial condition or results of operations for periods after March 31, 2004;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems, Inc. (CPS) and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services and the market acceptance of CTI’s products and services;

•	our business strategies and our ability to grow our business;

•	competition, pricing, the seasonality of capital equipment sales, the timing of orders from and shipments to distribution partners and customers, and the availability of financing services for customers;

•	our ability to enhance existing, or develop new, products and services and the impact of any such enhancements or developments;

•	the development and timing of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners;

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights; and

•	our future sources of and needs for liquidity and capital resources.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
(In thousands, except share and per share data)	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,134	$49,978
Accounts receivable — trade, less allowance for doubtful accounts of $5,152 at March 31, 2004 and $3,475 at September 30, 2003	46,421	72,240
Accounts receivable — related party, less allowance for doubtful accounts of $318 at at March 31, 2004 and $186 at September 30, 2003	33,986	42,430
Inventories	90,917	70,852
Deferred tax asset	19,197	17,751
Prepaid expenses and other current assets	6,611	7,691

Total current assets	253,266	260,942

Property and equipment, net	119,327	107,293
Goodwill	25,076	25,040
Other assets	20,988	31,773

Total assets	$418,657	$425,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$3,069	$12,017
Accounts payable	28,087	34,490
Current maturities of long-term debt and capital lease obligations	3,938	5,501
Accrued payroll and benefits	14,986	16,708
Customer advances — trade	9,091	6,537
Customer advances — related party	784	326
Accrued warranty expense	4,790	5,262
Income taxes payable	4,705	3,724
Other accrued expenses	2,668	3,884

Total current liabilities	72,118	88,449

Deferred revenues	1,709	2,332
Deferred tax liability	5,844	8,999
Long-term debt and capital lease obligations, less current maturities	17,380	18,688

Total liabilities	97,051	118,468

Commitments and contingencies (Note 5)
Minority interest	51,457	46,727
Shareholders’ equity:
Preferred stock, Series C, $.01 par value, 50,000 shares authorized, no shares issued or outstanding at March 31, 2004 and September 30, 2003 (Note 11)	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 46,701,298 shares issued and 44,869,333 shares outstanding at March 31, 2004; 46,290,459 shares issued and 44,458,494 shares outstanding at September 30, 2003	467	463
Additional paid-in capital	246,805	243,400
Retained earnings	27,691	21,207
Unearned compensation	(4,076)	(4,516)
Other comprehensive income — currency translation adjustment	225	262
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	270,149	259,853

Total liabilities and shareholders’ equity	$418,657	$425,048

The accompanying notes are an integral part of these consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands, except share and per share data)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues (1)	$106,282	$81,964	$180,389	$142,523
Cost of revenues (2) (3)	65,135	49,384	108,870	82,030

Gross margin	41,147	32,580	71,519	60,493

Operating expenses:
Selling, general and administrative expenses (3)	16,145	12,429	31,859	24,633
Research and development expenses (3)	8,652	7,435	18,487	14,064
Stock-based compensation expense	559	325	1,070	881

Total operating expenses	25,356	20,189	51,416	39,578

Income from operations	15,791	12,391	20,103	20,915
Interest expense, net	309	199	788	275
Other income	(72)	(238)	(760)	(679)

Income before income taxes and minority interest	15,554	12,430	20,075	21,319

Provision (benefit) for income taxes:
Current	9,310	4,180	12,190	7,680
Deferred	(3,380)	414	(4,561)	406

	5,930	4,594	7,629	8,086

Income before minority interest	9,624	7,836	12,446	13,233
Amount applicable to minority interest, net of taxes	3,857	3,316	5,961	5,329

Net income	$5,767	$4,520	$6,485	$7,904

Earnings per share (Note 2):
Basic	$0.13	$0.11	$0.15	$0.19
Diluted	$0.12	$0.10	$0.14	$0.17
Weighted average shares:
Basic	44,581,083	42,929,659	44,455,362	42,467,888
Diluted	46,592,397	46,582,627	46,508,318	46,610,690
(1) Includes revenues through related parties	$53,359	$37,131	$86,830	$62,385
(2) Includes cost of revenues through related parties	$36,890	$23,911	$59,369	$38,585
(3) Excludes stock-based compensation expense as follows:
Cost of revenues	$41	$46	$97	$112
Selling, general and administrative expenses	450	195	799	584
Research and development expenses	68	84	174	185

	$559	$325	$1,070	$881

The accompanying notes are an integral part of these consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
(In thousands, except share and per share data)	2004	2003
	(unaudited)
Cash flows provided by operating activities:
Net income	$6,485	$7,904
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiaries	5,961	5,329
Depreciation and amortization	8,359	5,205
Deferred tax (benefit) provision	(4,561)	406
Provision for bad debts	1,310	652
Equity in (income) losses of equity investees	(51)	5
Stock-based compensation expense	1,070	881
Loss (gain) on disposal of machinery and equipment	38	(168)
Tax benefit realized from exercises of employee stock options	855	—
Accretion of discount on marketable securities	—	(52)
Changes in operating assets and liabilities:
Accounts receivable	32,099	(432)
Inventories	(21,007)	(12,289)
Prepaid expenses and other current assets	5	(339)
Accounts payable	(6,403)	5,543
Accrued payroll and benefits	(1,722)	(1,662)
Customer advances	3,013	(4,307)
Accrued warranty expense	(472)	(598)
Income taxes payable	3,943	(4,518)
Other accrued expenses	(1,216)	(199)

Net cash provided by operating activities	27,706	1,361

Cash flows used in investing activities:
Additions to property and equipment	(19,537)	(19,115)
Purchase of marketable securities	—	(7,897)
Proceeds from sale of marketable securities	—	11,100
Proceeds from the sale of other assets	8,997	—
Cash acquired from consolidation of joint venture	—	64
Additions to other assets	(903)	(246)

Net cash used in investing activities	(11,443)	(16,094)

Cash flows (used in) provided by financing activities:
(Decrease) increase in cash management clearing	(8,949)	864
Proceeds from exercise of stock options	1,115	4,591
Proceeds from issuance of common stock	808	1,275
Issuance of long-term debt	—	602
Principal payments on long-term debt and capital lease obligations	(2,870)	(1,894)
Draws on line of credit	7,785	39,751
Payments under line of credit	(7,785)	(39,751)

Net cash (used in) provided by financing activities	(9,896)	5,438

Effect of foreign currency exchange rates on cash and cash equivalents	(211)	691

Net increase (decrease) in cash and cash equivalents	6,156	(8,604)
Cash and cash equivalents, beginning of year	49,978	84,553

Cash and cash equivalents, end of period	$56,134	$75,949

The accompanying notes are an integral part of these consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share data)

1. Organization and Presentation

     The unaudited consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the Company). All of the subsidiaries are wholly owned except for CTI PET Systems, Inc. (CPS) in which CTI owns 50.1%. The balance of CPS is owned by Siemens Medical Solutions USA, Inc. (Siemens).

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

2. Summary of Significant Accounting Policies

     Interim Financial Statements — The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on December 23, 2003. Information in the accompanying consolidated financial statements and notes to the financial statements for the three month and six month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three month and six month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or any future period.

     Principles of Consolidation — All significant intercompany balances and transactions have been eliminated. The Company periodically enters into arrangements in which it holds a majority of the equity ownership. In some instances, the Company also has influence over a majority of the board of directors or managers. The Company determines accounting for these investments under Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (FIN 46(R)), Statement of Financial Accounting Standard (SFAS) No. 94 and Accounting Principles Board (APB) Opinion No. 18 and, where appropriate, evaluates its and the minority shareholders’ participating rights in accordance with Emerging Issues Task Force (EITF) Issue 96-16 to determine whether consolidation or equity method accounting is appropriate in each case.

     The Company adopted FIN 46(R) during the second quarter of fiscal year 2004. In conjunction with this adoption, the Company identified one of its investments as a variable interest entity as defined by FIN 46(R). However, the adoption of FIN 46(R) did not have a significant impact on the Company’s consolidated financial statements since the Company is also identified as the primary beneficiary of the variable interest entity and therefore is not required to make changes to the entities included in the consolidated financial statements for this reporting period. As required by FIN 46(R), the Company will continue to monitor its investments in both consolidated and unconsolidated entities for events that may occur which would require the Company to reevaluate whether any of these investments qualifies as a variable interest entity.

     For the entities previously included in the consolidated financial statements, the application of FIN 46(R) resulted in the Company continuing to apply previously issued generally accepted accounting principles to the respective investments. Accordingly, for these investments the Company applies SFAS No. 94 and APB Opinion No. 18 to determine whether consolidation or equity method is appropriate in each case.

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

     CTI Solutions through our subsidiary, PETNET Pharmaceuticals, Inc. (PETNET), owns 90.0% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, CTI Solutions has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements. CTI Solutions accounted for the Houston joint venture under the equity method in the financial statements prior to March 2003 in accordance with EITF 96-16. In March 2003, an amendment to the joint venture agreement was adopted that removed the participating rights of the minority partner. Accordingly, CTI Solutions is now deemed to have control over the significant operating decisions of the joint venture and the entity was consolidated in the Company’s financial statements effective March 1, 2003.

     Where appropriate, the Company evaluates its and the minority interest shareholders’ participating rights in accordance with EITF Issue 96-16 to determine whether consolidation or equity method accounting is appropriate in each case. In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in four radiopharmacies that are accounted for under the equity method. For the entities not previously included in the consolidated financial statements, the application of FIN 46(R) resulted in the Company continuing to apply previously issued generally accepted accounting principles to the respective investments and continuing to account for these entities under the equity method.

     Revenue Recognition — The Company records revenues in accordance with the guidance of the SEC’s Staff Accounting Bulletin No. 104 (SAB 104), which supersedes SAB 101 in order to encompass EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

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

     For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF 00-21 and SAB 104. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after

June 15, 2003. Due to our adoption of the provisions of EITF 00-21 the Company can now, for cyclotron arrangements entered into after July 1, 2003, separate cyclotron equipment from cyclotron installation services and recognize revenue for cyclotron equipment upon shipment and for cyclotron installation as services are performed. Prior to the implementation of EITF 00-21, the Company recognized revenue for all cyclotron sales in accordance with SAB 101 and did not recognize revenue for cyclotron system sales until installation was complete and customer acceptance was obtained, as functionality was deemed essential for cyclotrons. In accordance with transition provisions of EITF 00-21, revenue recognition for any cyclotron system sales, for which contracts were entered into prior to July 1, 2003 will continue to be accounted for under SAB 104 with revenue recognition deferred until installation is complete and customer acceptance is obtained.

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

     Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
(In thousands)	(unaudited)		(unaudited)
Net income, as reported	$5,767	$4,520	$6,485	$7,904
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	461	263	860	692
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,445)	(824)	(2,684)	(1,748)

Pro forma net income	$4,783	$3,959	$4,661	$6,848

Earnings per share:
Basic - as reported	$0.13	$0.11	$0.15	$0.19
Basic - pro forma	$0.11	$0.09	$0.10	$0.16
Diluted - as reported	$0.12	$0.10	$0.14	$0.17
Diluted - pro forma	$0.10	$0.08	0.10	$0.15

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Numerator:
Net income available to common shareholders — basic and diluted	$5,767	$4,520	$6,485	$7,904

Denominator:
Weighted-average number of common shares outstanding	44,581,083	42,929,659	44,455,362	42,467,888

Dilutive potential common shares relating to:
Restricted stock	214,294	214,528	192,477	214,528
Options and warrants	1,797,020	3,438,440	1,860,479	3,928,274

	2,011,314	3,652,968	2,052,956	4,142,802

Total weighted-average number of shares used in computing diluted net income per share	46,592,397	46,582,627	46,508,318	46,610,690

     The following amounts of outstanding warrants and options were excluded from the computation of diluted net income per common share for the three month and six month periods ended March 31, 2004 and 2003 because including them would have had an antidilutive effect:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Warrants	45,809	52,867	45,809	54,240
Options	2,465,965	1,621,983	2,354,114	1,569,968

	2,511,774	1,674,850	2,399,923	1,624,208

     Other Assets — Other assets include purchased technology arising from the Mirada Solutions Limited acquisition, long-term lease receivables, precious metals utilized in the production of detector materials, other long-term receivables and investments accounted for under the equity method. Purchased technology, patents, and trademarks are presented at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of 5 to 10 years using the straight-line method. Amortization expense for the three month and six month periods ending March 31, 2004 was $344 and $688, respectively, and has been recorded in cost of sales. There was no amortization expense during the three month and six month periods ending March 31, 2003.

Recent Accounting Pronouncements

     Consolidation of Variable Interest Entities - On January 17, 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements. FIN 46(R) expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46(R) changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46(R) did result in the identification of the Company as a primary beneficiary in one variable interest entity as defined by FIN 46(R). However, as the variable interest entity was already included in our consolidated financial statements the adoption of FIN 46(R) did not have a significant impact on the Company’s financial statements.

     Revenue Recognition - On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to supplement accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21. The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As the Company has already incorporated EITF 00-21 and SAB 101, into its revenue recognition policies, the adoption of SAB 104 did not have a significant impact on the Company’s financial statements.

3. Inventories

Inventories consist of the following:

	March 31,	September 30,
(In thousands)	2004	2003
	(unaudited)
Component parts	$51,017	$25,581
Work in process	15,312	27,122
Finished goods	24,588	18,149

	$90,917	$70,852

     Cyclotrons that have been delivered but not yet accepted by customers are included in inventories as finished goods in the consolidated balance sheets at March 31, 2004 and September 30, 2003 in the amount of $1,346.

4. Property and Equipment

     Property and equipment consist of the following:

	March 31,	September 30,
(In thousands)	2004	2003
	(unaudited)
Land	$2,044	$2,044
Buildings	20,963	21,179
Building and leasehold improvements	24,320	22,025
Machinery and equipment	76,457	78,958
Software and computer equipment	15,216	4,123
Less accumulated depreciation	(40,701)	(33,062)
Assets under construction	21,028	12,026

Property and equipment, net	$119,327	$107,293

     Depreciation expense for the three months ended March 31, 2004 and 2003 was $3,927 and $2,572, and for the six months ended March 31, 2004 and 2003 was $7,512 and $5,089, respectively.

5. Commitments and Contingencies

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $898 at March 31, 2004. The guarantees are not collaterized by any assets and are without recourse. No liability has been recorded for these lease obligations which expire through 2009 as these guarantees were entered into prior to the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

     In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of 5.3 million Euros (or approximately $6.5 million at March 31, 2004). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a CTI Solutions radiopharmacy. The Company has recorded a liability of $150 for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FIN 45.

     The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provides a guarantee to DLL for 9.9% on the first $25 million of transactions and 5.0% once $50 million in transactions is achieved, of the principal balance of all leases DLL executes on the Company’s behalf. At March 31, 2004, the Company had recorded a reserve of $215 for this guarantee to reflect the estimated fair value of the Company’s obligation, after recovery and resale of the underlying equipment, in accordance with FIN 45.

     The Company provides a parts and labor warranty on its products typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Six Months Ended
	March 31,
(In thousands)	2004	2003
	(unaudited)
Balance at the beginning of the period	$5,262	$3,740
Accruals for warranties issued during the period	1,445	1,925
Settlements made (in cash or in kind)	(1,917)	(2,523)

Balance at the end of the period	$4,790	$3,142

     On November 21, 2002, General Electric Company filed an action against the Company and a former General Electric employee now employed by the Company in the District Court of Johnson County, Kansas, Civil Case No. 02-CV-07947. The complaint charges the Company and its employee with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to the Company or its employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. We have denied liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

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

     On January 30, 2004, the University of Pittsburgh (“Pitt”) filed suit in the Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. On March 5, 2004, the defendants filed a series of motions to dismiss the Complaint. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

6. Long-Term Debt

     The Company has a $125,000 syndicated revolving credit facility (the Syndicated Facility) with a group of banks. Borrowing under the Syndicated Facility is collateralized by all property and interests in property; provided, however, that all real property of CTI as of March 14, 2002 is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at the Company’s option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (2.35% at March 31, 2004). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. There was no outstanding balance under the Syndicated Facility at March 31, 2004.

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

     On August 1, 2000 the Company entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the Company’s manufacturing plant in Blount County, Tennessee. At March 31, 2004, the remaining balance of the Series 2000 Bonds was $900 and is supported by an irrevocable letter of credit agreement that expires October 15, 2005. The Series 2000 Bonds are due in August 2010. In May 2002, the Company redeemed all outstanding tax-exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

     CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 1.17% to 1.20% at March 31, 2004, respectively).

     Notes Payable — In August 2003 in conjunction with the acquisition of Mirada Solutions Limited, we assumed a $365 bank note and issued $3,188 of unsecured loan notes. The bank note was repaid in March 2004. For the unsecured loan notes issued during the acquisition, the note holders can request to be paid the lower of $15 or their outstanding note balance on April 30, 2004 along with any accrued interest to date. The remaining balance and outstanding interest on the unsecured loan notes will then be paid in full by April 30, 2005. Interest on the unsecured loan notes is fixed at 1.50%.

     In 2003, CTI, through its subsidiary CPS, entered into a mortgage loan to purchase additional manufacturing space, which had previously been leased. The Company is required to make principal and interest payments totaling $78 per year through 2008, with a balloon payment upon maturity. The debt bears interest at a fixed rate of 4%. The outstanding balance on this mortgage loan was $851.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(In thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Federal tax @ 35%	$5,444	$4,351	$7,026	$7,462
State tax	734	292	828	589
Permanent differences	(248)	(49)	(225)	35

Provision for income taxes	$5,930	$4,594	$7,629	$8,086

8. Stock Options and Restricted Stock

Incentive Stock Option Plans

     In 1998 the Company adopted an incentive stock option plan for officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to seven years. Twelve million eight hundred thousand shares had been authorized under this plan; however, after the adoption of the 2002 Long-Term Incentive Plan in May 2002, no further awards have been or will be granted under this plan. On May 23, 2002, the Company’s shareholders approved the 2002 Long-Term Incentive Plan (the Plan) which authorized three million shares. On March 2, 2004 the Company’s shareholders approved certain amendments to the Plan increasing the number of shares available for issuance under the Plan from 3,000,000 to 5,000,000 shares. At March 31, 2004, options for 2,667,085 shares of the Company’s stock are available for granting.

     The following table summarizes information about incentive stock options under both plans at March 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)
$2.81	349,454	1.54	$2.81	349,454	$2.81
$3.09 to $3.87	290,977	2.46	3.39	290,977	3.39
$4.69	468,136	4.49	4.69	363,968	4.69
$5.56 to $6.12	445,880	4.85	5.61	307,254	5.63
$14.29 to $16.15	190,823	9.41	15.24	21,195	15.44
$17.00 to $17.63	43,108	9.61	17.00	4,993	17.10
$18.31 to $18.80	13,987	9.05	18.35	8,575	18.33
$19.37 to $19.76	25,404	8.34	19.68	12,186	19.69
$21.97 to $22.40	73,721	8.63	22.06	33,441	22.09
$23.90 to $25.00	40,029	8.68	24.92	19,372	24.93

	1,941,519		$7.05	1,411,415	$5.27

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

     The following table summarizes information about non-qualified stock options at March 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)
$2.81 to $3.09	75,696	1.70	$3.08	75,696	$3.08
$4.69 to $5.56	539,734	4.87	5.21	403,803	5.33
$12.89	118,000	9.51	12.89	10,000	12.89
$15.05 to $15.55	925,780	8.80	15.37	289,140	15.55
$17.00 to $18.37	107,041	8.67	17.49	92,041	17.35
$19.00 to $19.76	343,321	8.42	19.67	191,398	19.60
$22.40 to $25.00	88,608	8.43	22.46	58,542	22.44

	2,198,180		$13.38	1,120,620	$12.20

(1) Weighted average contractual life remaining in years.

(2) Weighted average exercise price.

9. Related Party Transactions

     From 1987 through April 2001 Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001 CPS implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with a one-year renewal period. The agreement is cancelable with three years notice upon the expiration of the then current term. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales through and to Siemens were $53,359 and $37,131, respectively, during the three month periods ended March 31, 2004 and 2003 and $86,830 and $62,385, respectively, for the six months ended March 31, 2004 and 2003. Accounts receivable from Siemens totaled $33,986 and $42,430, at March 31, 2004 and September 30, 2003, respectively. Also, customer advances from Siemens totaled $784 and $326, at March 31, 2004 and September 30, 2003, respectively.

     Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens has the right to purchase, and CTI has the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At March 31, 2004 the cumulative total number of units sold by CPS was 769. By September 30, 2004, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI has the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before the second half of fiscal year 2005.

     The Company has a distribution agreement with Concorde Microsystems, Inc (Concorde), a company partially owned and operated by children of CTI’s President and Chief Executive Officer, who is also a director and major shareholder of CTI. Under the terms of the agreement, the PETNET division of CTI Solutions was granted an exclusive, royalty-free license to distribute Concorde products throughout the continental United States and Canada. The Company is responsible for sales, marketing and education activities while Concorde is responsible for all product warranty, installation, training, service and technical support. Total sales and cost of sales of Concorde products under this distribution agreement during the three months ended March 31, 2004, were $1,718 and $1,546, respectively, and $3,095 and $2,814, respectively, for the six months ended March 31, 2004. Total sales and cost of sales of Concorde products under this distribution agreement during the three months and six months ended March 31, 2003, were $450 and $419, respectively.

10. Segments

     The Company operates in three reportable business segments based on differences in products and services: CPS, Detector Materials, and CTI Solutions. CPS designs, manufactures and markets medical research and scanning equipment. Detector Materials manufactures a scintillation component sold primarily to CPS. CTI Solutions includes the production and distribution of radiopharmaceuticals, and the direct sale and service by CTI of PET scanners, cyclotron systems and other PET related products. CTI Solutions reflects the combination of the former PETNET and CTI Services segments which previously were reported separately. Corporate reflects administrative activities not included in the three reportable segments. All comparative financial information for fiscal year 2003 has been retroactively reclassified to reflect the new reporting structure.

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

     The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three month and six month periods ended March 31, 2004 and 2003:

		Detector	CTI		Eliminating	Consolidated
	CPS	Materials	Solutions	Corporate	Entries	Total
Three months Ending March 31, 2004 (unaudited)
External revenues	$60,602	$210	$45,470	$—	$—	$106,282
Intersegment revenues	9,261	15,314	1,682	—	(26,257)	—
Depreciation and amortization	618	431	2,222	769	335	4,375
Stock-based compensation expense	81	5	214	259	—	559
Interest expense	26	161	798	298	(908)	375
Interest income	144	—	17	813	(908)	66
Equity in (income) losses of investees	—	23	4	—	—	27
Income tax expense	4,316	3,080	(1,864)	167	231	5,930
Minority interest expense	—	—	126	—	3,731	3,857
Net income (loss)	7,476	5,238	(3,086)	475	(4,336)	5,767
Total assets	146,457	64,181	193,229	106,043	(91,253)	418,657
Investment in equity method investees	—	67	2,492	—	—	2,559
Capital expenditures	1,700	825	5,319	1,577	61	9,482
Three months Ending March 31, 2003 (unaudited)
External revenues	$40,618	$1,089	$40,257	$—	$—	$81,964
Intersegment revenues	10,945	13,920	1,441	—	(26,306)	—
Depreciation and amortization	262	379	1,506	483	—	2,630
Stock-based compensation expense	61	5	99	160	—	325
Interest expense	2	227	735	290	(761)	493
Interest income	45	28	65	917	(761)	294
Equity in (income) losses of investees	—	—	158	—	—	158
Income tax expense	3,854	2,012	(1,315)	423	(380)	4,594
Minority interest expense	—	—	42	—	3,274	3,316
Net income (loss)	6,560	3,146	(1,948)	631	(3,869)	4,520
Total assets	121,425	48,052	141,956	105,675	(36,206)	380,902
Investment in equity method investees	—	—	2,110	—	—	2,110
Capital expenditures	2,701	494	5,653	2,215	—	11,063
Six months Ending March 31, 2004 (unaudited)
External revenues	$98,101	$235	$82,053	$—	$—	180,389
Intersegment revenues	27,248	27,377	2,882	—	(57,507)	—
Depreciation and amortization	1,183	846	4,308	1,351	671	8,359
Stock-based compensation expense	163	10	475	422	—	1,070
Interest expense	51	366	1,714	613	(1,727)	1,017
Interest income	286	—	115	1,555	(1,727)	229
Equity in (income) losses of investees	—	(31)	(20)	—	—	(51)
Income tax expense	6,617	5,510	(3,796)	643	(1,345)	7,629
Minority interest expense	—	—	241	—	5,720	5,961
Net income (loss)	11,463	9,377	(6,712)	1,171	(8,814)	6,485
Total assets	146,457	64,181	193,229	106,043	(91,253)	418,657
Investment in equity method investees	—	67	2,492	—	—	2,559
Capital expenditures	2,235	1,783	12,452	3,469	(402)	19,537
Six months Ending March 31, 2003 (unaudited)
External revenues	$72,537	$1,588	$68,398	$—	$—	$142,523
Intersegment revenues	14,769	26,682	2,984	—	(44,435)	—
Depreciation and amortization	621	780	2,873	931	—	5,205
Stock-based compensation expense	158	10	393	320	—	881
Interest expense	3	495	1,474	733	(1,734)	971
Interest income	217	59	152	2,002	(1,734)	696
Equity in (income) losses of investees	—	—	5	—	—	5
Income tax expense	6,175	3,577	(2,286)	722	(102)	8,086
Minority interest expense	—	—	83	—	5,246	5,329
Net income (loss)	10,513	5,643	(3,962)	924	(5,214)	7,904
Total assets	121,425	48,052	141,956	105,675	(36,206)	380,902
Investment in equity method investees	—	—	2,110	—	—	2,110
Capital expenditures	4,082	1,057	9,265	5,107	—	19,511

Sales were distributed to the following locations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
United States	85.7%	66.9%	83.5%	74.5%
Foreign	14.3	33.1	16.5	25.5

	100.0%	100.0%	100.0%	100.0%

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

12. Subsequent Events

     Effective May 1, 2004, CTI and CPS entered into a Sales Agency and Services Agreement (the Agreement) with Siemens, pursuant to which Siemens appointed CTI as Siemens’ non-exclusive sales representative to solicit purchases of CPS-manufactured PET and PET/CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative will be marketed and sold under the Siemens brand. In connection with this arrangement, Siemens will reimburse CTI for all directly related sales, marketing and account management expenses, up to $10 million annually.

     Each sales order executed but not filled prior to May 1, 2004 will be concluded by Siemens or CTI, whichever originally accepted the customer’s order. Other pending sales not yet subject to a purchase order will be considered on a case-by-case basis and transitioned to Siemens to the extent consistent with Siemens’ standards for acceptance and to the extent acceptable to each customer.

     Service contracts for CPS products entered into in connection with new or used scanner sales in the United States will be divided equally between CTI and Siemens in terms of revenue. Siemens and CTI will remain free to pursue independently sales of service contracts for scanners in the installed base in the United States, of CPS-manufactured PET and PET/CT scanners.

     During the term of the Agreement, CTI will cease its sales and service of PET and PET/CT scanners in international markets, except in Korea and Japan. All existing scanner service contracts in international markets other than Korea and Japan will be assigned to Siemens. During the term of the Agreement, CTI has agreed not to enter or re-enter any international market with respect to the sale or service of PET or PET/CT scanners, except that CTI may continue to pursue its existing business model in Korea and may retain its existing distribution agreement in Japan. In exchange for the assignment of the international service contracts and the covenant not to compete, and as compensation for the cost of closing certain international operations, Siemens will pay CTI the sum of $2.2 million in May 2004.

     Under the Agreement, Siemens will serve as CTI’s non-exclusive representative to offer for sale products manufactured by CTI and its subsidiaries to Siemens’ customers. Subject to the expiration or termination of any existing agreements for the provision of cyclotrons or radiopharmaceuticals to Siemens’ customers, Siemens has agreed that it will offer exclusively CTI cyclotrons, PETNET radiopharmaceuticals and CPS calibration sources for sale to Siemens customers.

     The parties also agreed to certain changes in transfer prices charged to and received from CPS. Siemens and CTI agreed to reduce the transfer prices for CT components and LSO detector materials, respectively, sold to CPS. These price reductions will be passed on, dollar-for-dollar, in the form of lower transfer prices on scanners sold by CPS to Siemens. CPS agreed to a second round of transfer price reductions on scanners sold to Siemens, which are expected to become effective in the first quarter of fiscal 2005.

     The initial term of the Agreement is two years commencing May 1, 2004, and the term will be extended automatically for additional one-year periods unless either party provides written notice, as required, of its election not to renew. In the event the Agreement is terminated by Siemens for any reason, CTI has the right to resume distribution of PET and PET/CT scanners in competition with Siemens.

     Siemens also executed a license agreement with CTI’s Mirada Solutions subsidiary, under which Siemens will pay Mirada a license fee to install Mirada’s image-fusion software on every workstation sold worldwide with a Siemens branded PET or PET/CT scanner.

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

     The scanners manufactured by CPS have historically ranged in customer price from $800,000 to $2.4 million and offer customers a broad range of scan times, resolution and image quality.

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

CTI Solutions

     Our CTI Solutions segment includes CTI’s direct distribution of PET scanners manufactured by CPS; the manufacture, sale and installation of cyclotrons, Mirada MVS workstations, calibration sources; and CTI’s product service division. The CTI Solutions segment also consists of our business of developing, manufacturing and distributing radiopharmaceuticals as well as providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. CTI Solutions conducts the radiopharmaceutical related business through our PETNET subsidiary.

     We currently operate 41 PETNET radiopharmacies in the U.S. and 1 radiopharmacy in the United Kingdom. Fourteen of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 42 radiopharmacies include four radiopharmacies we do not consolidate, as the Company does not have control over significant operating decisions.

Components of Revenues and Expenses

Revenues

     Our revenue is derived primarily from sales of PET products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Effective July 1, 2003, in conjunction with the implementation of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, revenue for cyclotron systems is recognized upon shipment of the equipment with amounts attributable to installation of the systems deferred until services are performed. Revenue for service contracts is recognized ratably over the period the service is provided.

Cost of Revenues

     Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 42 PETNET radiopharmacies. We employ a network of field service engineers to service our installed base of scanners and cyclotrons.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
CPS	$69.9	$51.6	$125.4	$87.3
Detector Materials	15.5	15.0	27.6	28.3
CTI Solutions	47.2	41.6	84.9	71.3
Intercompany eliminations	(26.3)	(26.3)	(57.5)	(44.4)

Total	106.3	81.9	180.4	142.5

Cost of revenues:
CPS	48.7	33.5	86.6	56.3
Detector Materials	5.8	8.6	10.2	16.8
CTI Solutions	36.5	32.5	65.1	53.3
Intercompany eliminations	(25.9)	(25.3)	(53.1)	(44.4)

Total	65.1	49.3	108.8	82.0

Selling, general and administrative expenses:
CPS	4.2	2.6	8.8	5.1
Detector Materials	1.1	0.9	1.8	1.3
CTI Solutions	11.2	9.1	22.0	18.1
Corporate	(0.3)	(0.2)	(0.7)	0.1

Total	16.2	12.4	31.9	24.6

Research and development expenses:
CPS	5.2	4.9	11.8	9.1
Detector Materials	0.1	0.2	0.4	0.5
CTI Solutions	3.4	2.4	6.5	4.5
Corporate	(0.1)	—	(0.2)	—

Total	8.6	7.5	18.5	14.1

Stock-based compensation:
CPS	0.1	0.1	0.2	0.2
CTI Solutions	0.2	0.1	0.5	0.4
Corporate	0.3	0.1	0.4	0.3

Total	0.6	0.3	1.1	0.9

Income (loss) from operations:
CPS	11.7	10.5	18.0	16.6
Detector Materials	8.5	5.3	15.2	9.7
CTI Solutions	(4.1)	(2.5)	(9.2)	(5.0)
Corporate	(0.3)	(0.9)	(3.9)	(0.4)

Total	$15.8	$12.4	$20.1	$20.9

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses, and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
CPS:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.7	64.9	69.1	64.5
Selling, general and administrative	6.0	5.0	7.0	5.9
Research and development	7.4	9.5	9.4	10.4
Stock-based compensation	0.2	0.2	0.2	0.2
Income from operations	16.7	20.4	14.3	19.0
Detector Materials:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	37.4	57.4	37.0	59.3
Selling, general and administrative	7.1	6.0	6.5	4.6
Research and development	0.7	1.3	1.4	1.8
Income from operations	54.8	35.3	55.1	34.3
CTI Solutions:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.3	78.1	76.6	74.7
Selling, general and administrative	23.7	21.9	25.9	25.4
Research and development	7.2	5.8	7.7	6.3
Stock-based compensation	0.4	0.2	0.6	0.6
Income (loss) from operations	(8.6)	(6.0)	(10.8)	(7.0)

     The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
CPS	65.7%	63.0%	69.5%	61.3%
Detector Materials	14.6	18.3	15.3	19.8
CTI Solutions	44.4	50.8	47.1	50.0
Intercompany eliminations	(24.7)	(32.1)	(31.9)	(31.1)

Total	100.0%	100.0%	100.0%	100.0%

Income (loss) from operations:
CPS	74.0%	84.7%	89.6%	79.4
Detector Materials	53.8	42.7	75.6	46.4
CTI Solutions	(25.9)	(20.2)	(45.8)	(23.9)
Corporate	(1.9)	(7.2)	(19.4)	(1.9)

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

     Net revenues for the three months ended March 31, 2004 were $106.3 million, an increase of $24.4 million, or 29.8%, from $81.9 million for the three months ended March 31, 2003.

     CPS. Revenues for the three months ended March 31, 2004 were $69.9 million, an increase of $18.3 million, or 35.5%, from $51.6 million for the three months ended March 31, 2003. The increase in revenues was driven by an increase in average unit prices and an increase in unit sales of scanners. The increase in average unit prices was due to a shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 13.3% and 21.2% of total CPS revenues for the three months ended March 31, 2004 and 2003, respectively. The decrease in intersegment revenues resulted from reduced sales to CTI Solutions under the multiple distributor arrangement.

     Detector Materials. Revenues for the three months ended March 31, 2004 were $15.5 million, an increase of $0.5 million, or 3.3%, from $15.0 million for the three months ended March 31, 2003. The increase in revenues was primarily attributable to the shift in sales mix from BGO to LSO detector materials which carry higher sales prices. Intersegment sales accounted for 98.6% and 92.7% of total detector materials revenues for the three months ended March 31, 2004 and 2003, respectively.

     CTI Solutions. Revenues for the three months ended March 31, 2004 were $47.2 million, an increase of $5.6 million, or 13.5%, from $41.6 million for the three months ended March 31, 2003. The increase in revenues was due to an increase in average unit prices resulting from the shift in sales mix from PET to higher priced PET/CT units as well as growth of FDG dose shipments driven by the continued increase in PET utilization. CTI Solutions delivered approximately 60.2% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The impact on revenue resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation were $26.3 million for the three months ended March 31, 2004 and 2003.

Cost of Revenues

     Cost of revenues for the three months ended March 31, 2004 was $65.1 million, an increase of $15.8 million, or 32.0%, from $49.3 million for the three months ended March 31, 2003. Cost of revenues for the three months ended March 31, 2004 was 61.2% of revenues compared to 60.2% for the three months ended March 31, 2003.

     CPS. Cost of revenues for the three months ended March 31, 2004 was $48.7 million, an increase of $15.2 million, or 45.4%, from $33.5 million for the three months ended March 31, 2003. Cost of revenues for the three months ended March 31, 2004 increased to 69.7% of revenues compared to 64.9% of revenues for the three months ended March 31, 2003 due to the increase in sales mix from PET to PET/CT units which carry higher manufacturing costs as a percentage of the sales price.

     Detector Materials. Cost of revenues for the three months ended March 31, 2004 was $5.8 million, a decrease of $2.8 million, or 32.6%, from $8.6 million for the three months ended March 31, 2003. Cost of revenues for the three months ended March 31, 2004 decreased to 37.4% of revenues as compared to 57.4% of revenues for the three months ended March 31, 2003. The decrease in cost of revenues as a percentage of revenues was due to the shift in sales mix from BGO to LSO detector materials which carry higher sales prices, in conjunction with increasing efficiency and production improvements.

     CTI Solutions. Cost of revenues for the three months ended March 31, 2004 was $36.5 million, an increase of $4.0 million, or 12.3%, from $32.5 million for the three months end March 31, 2003. Cost of revenues for the three months ended March 31, 2004 was 77.3% of revenues compared to 78.1% of revenues for the three months ended March 31, 2003. The decrease in cost of revenues as a percentage of revenues was due to the increase in FDG revenues resulting from the significant increases in external doses compared to the prior year, and increased utilization of productive capacity.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended March 31, 2004 were $25.9 million, an increase of $0.6 million, or 2.4%, from $25.3 million for the three months ended March 31, 2003. Cost of revenues eliminated for the three months ended March 31, 2004 were 24.4% of revenues compared to 30.9% of revenues for three months ended March 31, 2003. The decrease in intercompany eliminations as a percentage of revenues primarily results from fewer purchases of scanners by CTI Solutions from CPS for direct distribution sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended March 31, 2004 were $16.2 million, an increase of $3.8 million, or 30.6%, from $12.4 million for the three months ended March 31, 2003. Selling, general and administrative expenses for the three months ended March 31, 2004 were 15.2% of revenues compared to 15.1% of revenues for the three months ended March 31, 2003.

     CPS. Selling, general and administrative expenses for the three months ended March 31, 2004 were $4.2 million, an increase of $1.6 million, or 61.5%, from $2.6 million for the three months ended March 31, 2003. Selling, general and administrative expenses for the three months ended March 31, 2004 were 6.0% of revenues compared to 5.0% of revenues for the three months ended March 31, 2003. The increase is primarily attributable to promotional expenses related to the product launch of LSO Hi-REZ PET/CT scanners.

     Detector Materials. Selling, general and administrative expenses for the three months ended March 31, 2004 were $1.1 million, an increase of $0.2 million, or 22.2%, from $0.9 million for the three months ended March 31, 2003. As a percentage of revenues, selling, general and administrative expenses were 7.1% and 6.0% for the three months ended March 31, 2004 and 2003, respectively.

     CTI Solutions. Selling, general and administrative expenses for the three months ended March 31, 2004 were $11.2 million, an increase of $2.1 million, or 23.1%, from $9.1 million for the three months ended March 31, 2003 due to increased sales and administrative personnel. As a percentage of revenues, selling, general and administrative expenses for the three months ended March 31, 2004 were 23.7% compared to 21.9% for the three months ended March 31, 2003.

Research and Development Expenses

     Research and development expenses for the three months ended March 31, 2004 were $8.6 million, an increase of $1.1 million, or 14.7%, from $7.5 million for the three months ended March 31, 2003. Research and development expenses for the three months ended March 31, 2004 were 8.1% of revenues compared to 9.2% for the three months ended March 31, 2003.

     CPS. Research and development expenses for the three months ended March 31, 2004 were $5.2 million, an increase of $0.3 million, or 6.1%, from $4.9 million for the three months ended March 31, 2003. Research and development expenses for the three months ended March 31, 2004 were 7.4% of revenues compared to 9.5% for the three months ended March 31, 2003. The increase in the amount of the expenses incurred resulted from additional investments in new scanner technology, such as LSO Hi-REZ PET/CT scanners. The decrease in the expenses as a percentage of revenues arose because of the significant increase in revenues and a substantial portion of the costs associated with the LSO Hi-REZ development being incurred in the first quarter of 2004.

     Detector Materials. Research and development expenses for the three months ended March 31, 2004 were $0.1 million, a decrease of $0.1 million, or 50.0%, from $0.2 million for the three months ended March 31, 2003. Research and development expenses for the three months ended March 31, 2004 were 0.7% of revenues compared to 1.3% for the three months ended March 31, 2003. The decrease occurred due to the timing of underlying projects.

     CTI Solutions. Research and development expenses for the three months ended March 31, 2004 were $3.4 million, an increase of $1.0 million, or 41.7%, from $2.4 million for the three months ended March 31, 2003. Research and development expenses for the three months ended March 31, 2004 were 7.2% of revenues compared to 5.8% for the three months ended March 31, 2003. The increase was primarily due to the software development activities of Mirada Solutions Limited following its acquisition in August 2003 and increased spending on new molecular probe technology.

Stock-based Compensation Expense

     Stock-based compensation expense for the three months ended March 31, 2004 was $0.6 million, an increase of $0.3 million, or 100.0% from $0.3 million for the three months ended March 31, 2003, and reflects the amortization of unearned compensation arising from the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the three months ended March 31, 2004 increased to 0.6% of revenues compared to 0.4% for the three months ended March 31, 2003, as the prior year amount was reduced by forfeitures of stock options held by terminated employees.

Income (Loss) from Operations

     Income from operations for the three months ended March 31, 2004 was $15.8 million, an increase of $3.4 million, or 27.4%, from $12.4 million for the three months ended March 31, 2003. Income from operations for the three months ended March 31, 2004 was 14.9% of revenues compared to 15.1% for the three months ended March 31, 2003.

     CPS. Income from operations for the three months ended March 31, 2004 was $11.7 million, an increase of $1.2 million, or 11.4%, from $10.5 million for the three months ended March 31, 2003. Income from operations for the three months ended March 31, 2004 was 16.7% of revenues compared to 20.4% for the three months ended March 31, 2003. This decrease in operating profit margins results primarily from increased PET/CT sales which carry lower gross margins as well as higher promotional expenses.

     Detector Materials. Income from operations for the three months ended March 31, 2004 was $8.5 million, an increase of $3.2 million, or 60.4%, from $5.3 million for the three months ended March 31, 2003. Income from operations for the three months ended March 31, 2004 was 54.8% of revenues compared to 35.3% for the three months ended March 31, 2003. The increase was primarily due to higher gross margins from the shift in sales mix from BGO to LSO detector materials, in conjunction with increased operating efficiencies and production improvements.

     CTI Solutions. There was a loss from operations for the three months ended March 31, 2004 of $4.1 million, an increase of $1.6 million, or 64.0% from the loss of $2.5 million for the three months ended March 31, 2003. The loss from operations was primarily due to our continuing efforts to develop our business as a direct distributor of PET and PET/CT scanners.

     Corporate. Loss from operations for the three months ended March 31, 2004 was $0.3 million, a decrease of $0.6 million, or 66.7%, from a loss from operations of $0.9 million for the three months ended March 31, 2003. The majority of this fluctuation represents the net change in the consolidation entry to eliminate the intercompany gross margin on detector material inventory held by CPS and PET scanner inventory held by CTI Solutions at each period end.

Interest Expense, Net

     Interest expense for the three months ended March 31, 2004 was $0.3 million, an increase of $0.1 million, or 50.0%, from $0.2 million for the three months ended March 31, 2003. The increase resulted from stable interest expense attributable to capital leases offset by lower interest income due to lower interest rates earned on cash balances and a reduced average cash position as an increased portion of the funds from our initial public offering have been deployed.

Other Income

     Other income for the three months ended March 31, 2004, was $0.1 million, a decrease of $0.1 million, or 50.0%, from $0.2 million for the three months ended March 31, 2003. The decrease is primarily attributable to decreased gains on foreign currency transactions.

Provision for Income Taxes

     The income tax provision for the three months ended March 31, 2004 was $5.9 million, an increase of $1.3 million, or 28.3%, from $4.6 million for the three months ended March 31, 2003. The effective tax rate for the three months ended March 31, 2004 was 38.1%. The effective tax rate for the three-month period ended March 31, 2003 was 37.0%. The increase in the effective tax rate is due primarily to start-up operating losses in foreign subsidiaries.

Minority Interests

     The minority interest expense for the three months ended March 31, 2004 was $3.9 million, an increase of $0.6 million, or 18.2%, from $3.3 million for the three months ended March 31, 2003. Minority interest expense primarily consists of Siemens’ 49.9% share of the net income of CPS.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Revenues

     Net revenues for the six months ended March 31, 2004 were $180.4 million, an increase of $37.9 million, or 26.6%, from $142.5 million for the six months ended March 31, 2003.

     CPS. Revenues for the six months ended March 31, 2004 were $125.4 million, an increase of $38.1 million, or 43.6%, from $87.3 million for the six months ended March 31, 2003. The increase in revenues was driven by an increase in average unit prices and an increase in unit sales of scanners. The increase in average unit prices was due to a shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 21.7% and 16.9% of total CPS revenues for the six months ended March 31, 2004 and 2003, respectively. The increase in intersegment revenues resulted from increased sales to CTI Solutions under the multiple distributor arrangement.

     Detector Materials. Revenues for the six months ended March 31, 2004 were $27.6 million, a decrease of $0.7 million, or 2.5%, from $28.3 million for the six months ended March 31, 2003. The decrease in revenues was primarily attributable to the timing of CPS scanner production and detector material inventory levels and to decreased third party sales. These decreases were offset by higher sales prices resulting from the shift in sales mix from BGO to LSO detector materials. Intersegment sales accounted for 99.1% and 94.4% of total detector materials revenues for the six months ended March 31, 2004 and 2003, respectively.

     CTI Solutions. Revenues for the six months ended March 31, 2004 were $84.9 million, an increase of $13.6 million, or 19.1%, from $71.3 million for the six months ended March 31, 2003. The increase in revenues was due to an increase in average unit prices resulting from the shift in sales mix from PET to higher priced PET/CT units as well as growth of FDG dose shipments driven by the continued increase in PET utilization. CTI Solutions delivered approximately 55.5% more doses, excluding doses sold to hosts and doses sold by unconsolidated radiopharmacies, during the six months ended March 31, 2004 compared to the six months ended March 31, 2003. The impact on revenue resulting from the increase in doses delivered was partially offset by a decrease in average revenue per dose.

Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the six months ended March 31, 2004 were $57.5 million, an increase of $13.1 million, or 29.5%, from $44.4 million in the six months ended March 31, 2003. The increase in revenue eliminations was due to increased purchases by CTI Solutions of PET and PET/CT scanners and related products from CPS due to the increase in sales activities and growth in backlog or orders.

Cost of Revenues

     Cost of revenues for the six months ended March 31, 2004 was $108.8 million, an increase of $26.8 million, or 32.7%, from $82.0 million for the six months ended March 31, 2003. Cost of revenues for the six months ended March 31, 2004 was 60.3% of revenues compared to 57.5% for the six months ended March 31, 2003.

     CPS. Cost of revenues for the six months ended March 31, 2004 was $86.6 million, an increase of $30.3 million, or 53.8%, from $56.3 million for the six months ended March 31, 2003. Cost of revenues for the six months ended March 31, 2004 increased to 69.1% of revenues compared to 64.5% of revenues for the six months ended March 31, 2003 due to the change in sales mix from PET to PET/CT units which carry higher manufacturing costs as a percentage of the sales price.

     Detector Materials. Cost of revenues for the six months ended March 31, 2004 was $10.2 million, a decrease of $6.6 million, or 39.3%, from $16.8 million for the six months ended March 31, 2003. Cost of revenues for the six months ended March 31, 2004 decreased to 37.0% of revenues as compared to 59.3% of revenues for the six months ended March 31, 2003. The decrease in cost of revenues as a percentage of revenues was due to the shift in sales mix from BGO to LSO detector materials which carry higher sales prices, and increasing efficiency and production improvements.

     CTI Solutions. Cost of revenues for the six months ended March 31, 2004 was $65.1 million, an increase of $11.8 million, or 22.1%, from $53.3 million for the six months end March 31, 2003. Cost of revenues for the six months ended March 31, 2004 was 76.6% of revenues compared to 74.7% of revenues for the six months ended March 31, 2003. The increase in cost of revenues as a percentage of revenues results from the sales mix including a larger portion of direct distribution scanner sales which have a lower gross margin than sales of FDG doses, cyclotrons, and service contracts.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the six months ended March 31, 2004 were $53.1 million, an increase of $8.7 million, or 19.6%, from $44.4 million for the six months ended March 31, 2003. Cost of revenues eliminated for the six months ended March 31, 2004 were 29.4% of revenues compared to 31.2% of revenues for six months ended March 31, 2003. The decrease in intercompany eliminations as a percentage of revenues primarily results from increased third party revenue from FDG dose sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six months ended March 31, 2004 were $31.9 million, an increase of $7.3 million, or 29.7%, from $24.6 million for the six months ended March 31, 2003. Selling, general and administrative expenses for the six months ended March 31, 2004 were 17.7% of revenues compared to 17.3% of revenues for the six months ended March 31, 2003.

     CPS. Selling, general and administrative expenses for the six months ended March 31, 2004 were $8.8 million, an increase of $3.7 million, or 72.5%, from $5.1 million for the six months ended March 31, 2003. Selling, general and administrative expenses for the six months ended March 31, 2004 were 7.0% of revenues compared to 5.9% of revenues for the six months ended March 31, 2003. The increase is primarily attributable to promotional expenses related to new product launches, including LSO Hi-REZ PET/CT scanners.

     Detector Materials. Selling, general and administrative expenses for the six months ended March 31, 2004 were $1.8 million, an increase of $0.5 million, or 38.5%, from $1.3 million for the six months ended March 31, 2003. As a percentage of revenues, selling, general and administrative expenses were 6.5% and 4.6% for the six months ended March 31, 2004 and 2003, respectively.

CTI Solutions. Selling, general and administrative expenses for the six months ended March 31, 2004 were $22.0 million, an increase of $3.9 million, or 21.5%, from $18.1 million for the six months ended March 31, 2003. The increase is attributable to increased promotional expenses related to new product launches. As a percentage of revenues, selling, general and administrative expenses for the six months ended March 31, 2004 were 25.9% compared to 25.4% for the six months ended March 31, 2003. The increase is attributable to increased promotional expenses related to new product launches and our efforts to develop international distribution and service businesses.

Research and Development Expenses

     Research and development expenses for the six months ended March 31, 2004 were $18.5 million, an increase of $4.4 million, or 31.2%, from $14.1 million for the six months ended March 31, 2003. Research and development expenses for the six months ended March 31, 2004 were 10.3% of revenues compared to 9.9% for the six months ended March 31, 2003.

     CPS. Research and development expenses for the six months ended March 31, 2004 were $11.8 million, an increase of $2.7 million, or 29.7% from $9.1 million for the six months ended March 31, 2003. Research and development expenses for the six months ended March 31, 2004 were 9.4% of revenues compared to 10.4% for the six months ended March 31, 2003. The increase resulted from additional investments in new scanner technologies, such as our LSO Hi-REZ PET/CT scanners.

     Detector Materials. Research and development expenses for the six months ended March 31, 2004 were $0.4 million, a decrease of $0.1 million, or 20.0%, from $0.5 million for the six months ended March 31, 2003. Research and development expenses for the six months ended March 31, 2004 were 1.4% of revenues compared to 1.8% for the six months ended March 31, 2003.

     CTI Solutions. Research and development expenses for the six months ended March 31, 2004 were $6.5 million, an increase of $2.0 million, or 44.4%, from $4.5 million for the six months ended March 31, 2003. Research and development expenses for the six months ended March 31, 2004 were 7.7% of revenues compared to 6.3% for the six months ended March 31, 2003. The increase was primarily due to the software development activities of Mirada Solutions Limited following its acquisition in August 2004 and increased spending on new molecular probe technology.

Stock-based Compensation Expense

     Stock-based compensation expense for the six months ended March 31, 2004 was $1.1 million, an increase of $0.2 million, or 22.2% from $0.9 million for the six months ended March 31, 2003, and reflects the amortization of unearned compensation arising from the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the six months ended March 31, 2004 and 2003 was 0.6% of revenues. Stock-based compensation was less in 2003 due to forfeiture of stock options held by terminated employees.

Income (Loss) from Operations

     Income from operations for the six months ended March 31, 2004 was $20.1 million, a decrease of $0.8 million, or 3.8%, from $20.9 million for the six months ended March 31, 2003. Income from operations for the six months ended March 31, 2004 was 11.1% of revenues compared to 14.7% for the six months ended March 31, 2003.

     CPS. Income from operations for the six months ended March 31, 2004 was $18.0 million, an increase of $1.4 million, or 8.4%, from $16.6 million for the six months ended March 31, 2003. Income from operations for the six months ended March 31, 2004 was 14.3% of revenues compared to 19.0% for the six months ended March 31, 2003. This decrease in operating profit margins results primarily from increased PET/CT sales which carry lower gross margins and higher promotional expenses during the six months ended March 31, 2004.

     Detector Materials. Income from operations for the six months ended March 31, 2004 was $15.2 million, an increase of $5.5 million, or 56.7%, from $9.7 million for the six months ended March 31, 2003. The increase was primarily due to higher gross margins from the shift in sales mix from BGO to LSO detector materials, in conjunction with increased operating efficiencies and production improvements. Income from operations for the six months ended March 31, 2004 was 55.1% of revenues compared to 34.3% for the six months ended March 31, 2003.

     CTI Solutions. There was a loss from operations for the six months ended March 31, 2004 of $9.2 million, an increase of $4.2 million, or 84.0% from the loss of $5.0 million for the six months ended March 31, 2003. The loss from operations was primarily due to our continuing efforts to develop our business as a direct distributor of PET and PET/CT scanners.

     Corporate. Loss from operations for the six months ended March 31, 2004 was $3.9 million, an increase of $3.5 million, from a loss from operations of $0.4 million for the six months ended March 31, 2003. The majority of this fluctuation represents the net change in the consolidation entry to eliminate the intercompany gross margin on detector material inventory held by CPS and PET scanner inventory held by CTI Solutions at each period end.

Interest Expense, Net

     Interest expense for the six months ended March 31, 2004 was $0.8 million, an increase of $0.5 million, from $0.3 million for the six months ended March 31, 2003. The increase resulted from stable interest expense attributable to capital leases partially offset by lower interest income due to decreased interest rates on cash balances and a reduced average cash position as an increased portion of the funds from our initial public offering have been deployed.

Other Income

     Other income for the six months ended March 31, 2004, was $0.8 million, an increase of $0.1 million, or 14.3%, from $0.7 million for the six months ended March 31, 2003. The increase is primarily attributable to increases in income from equity investees.

Provision for Income Taxes

     The income tax provision for the six months ended March 31, 2004 was $7.6 million, a decrease of $0.5 million, or 6.2%, from $8.1 million for the six months ended March 31, 2003. The effective tax rate for the six months ended March 31, 2004 was 38.0%, while the effective tax rate for the six month period ended March 31, 2003 was 37.9%.

Minority Interests

     The minority interest expense for the six months ended March 31, 2004 was $6.0 million, an increase of $0.7 million, or 13.2% from $5.3 million for the six months ended March 31, 2003. Minority interest expense primarily consists of Siemens’ 49.9% share of the net income of CPS.

Liquidity and Capital Resources

     In June 2002 we consummated our initial public offering of common stock and we received net proceeds of approximately $171.4 million. Historically, our principal sources of liquidity had been borrowings under credit facilities, capital leases and the issuance of redeemable preferred stock. Our principal liquidity requirements are to meet the working capital and capital expenditure needs of our expanding business.

     Our working capital and capital expenditure needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2003 to March 31, 2004, our inventories increased from $70.9 million to $90.9 million while our total accounts receivable decreased from $114.7 million to $80.4 million, both due to the seasonal nature of our business. Our property and equipment (net) increased from $107.3 million to $119.3 million during this same period.

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

     The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of March 31, 2004 no balance was outstanding under the credit agreement.

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

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $0.9 at March 31, 2004. The guarantees are not collaterized by any assets and are without recourse. No liability has been recorded for these lease obligations which expire through 2009 as these guarantees were entered into prior to the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

     In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of 5.3 million Euros (or approximately $6.5 million at March 31, 2004). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a CTI Solutions radiopharmacy. The Company has recorded a liability of $150 for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FIN 45.

     The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provides a guarantee to DLL for 9.9% on the first $25 million of transactions and 5.0% once $50 million in transactions is achieved, of the principal balance of all leases DLL executes on the Company’s behalf. At March 31, 2004, the Company had recorded a reserve of $0.2 million for this guarantee to reflect the estimated fair value of the Company’s obligation, after recovery and resale of the underlying equipment, in accordance with FIN 45.

     In August 2003 our primary financing source for the sales of PET scanners, DVI Financial Services, Inc. (DVI), entered into bankruptcy. As a result, in September 2003, we entered into a new financing program with DLL. During the period following DVI entering into bankruptcy and execution of the DLL agreement, we provided direct financing to four of our customers for a total of $9.0 million. By March 31, 2004 all four leases had been sold to DLL and payment had been received in full.

     We anticipate that our current cash and cash equivalents balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations as they come due. The Company may from time to time evaluate the benefits of raising additional debt or equity capital.

Off-Balance Sheet Arrangements

     Other than as described above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Six months ended March 31, 2004 compared to six months ended March 31, 2003

     Net cash provided by operating activities was $27.7 million and $1.4 million for the six months ended March 31, 2004 and 2003, respectively. The increase in net cash provided by operating activities was primarily due to collections on accounts receivable, net of cash used to build inventory balances.

     Net cash used in investing activities during the six months ended March 31, 2004 and 2003 was $11.4 million and $16.1 million, respectively. The decrease in cash used for investing activities was due to cash received for the sale of four lease receivables to DLL, offset by increased capital expenditures.

     Net cash used by financing activities during the six months ended March 31, 2004 was $9.9 million compared to net cash provided of $5.4 million in 2003. The decrease in cash from financing activities is primarily due to settling vendor invoices for material purchased to support previous quarter sales. Further, proceeds from the exercise of stock options decreased from the prior year.

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

Revenue Recognition

     The Company records revenues in accordance with the guidance of the SEC’s Staff Accounting Bulletin No. 104 (SAB 104), which supersedes SAB 101 in order to encompass EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment.

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

     For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF 00-21 and SAB 104. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Due to our adoption of the provisions of EITF 00-21 the Company can now, for cyclotron arrangements entered into after July 1, 2003, separate cyclotron equipment from cyclotron installation services and recognize revenue for cyclotron equipment upon shipment and for cyclotron installation as services are performed. Prior to the implementation of EITF 00-21, the Company recognized revenue for all cyclotron sales in accordance with SAB 101 and did not recognize revenue for cyclotron system sales until installation was complete and customer acceptance was obtained, as functionality was deemed essential for cyclotrons. In accordance with transition provisions of EITF 00-21, revenue recognition for any cyclotron system sales, for which contracts were entered into prior to July 1, 2003 will continue to be accounted for under SAB 104 and revenue recognition will be deferred until installation is complete and customer acceptance is obtained.

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

Accounting for Investees

     We periodically enter into arrangements in which we hold a majority of the equity ownership. In some instances, we also have influence over a majority of the board of directors or managers. The Company determines accounting for these investments in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R) (FIN 46(R)), Statement of Financial Accounting Standard (SFAS) No. 94 and Accounting Principles Board (APB) Opinion No. 18 and, where appropriate, evaluates its and the minority shareholders’ participating rights in accordance with Emerging Issues Task Force (EITF) Issue 96-16 to determine whether consolidation or equity method accounting is appropriate in each case.

     The Company adopted FIN 46(R) during the second quarter of fiscal year 2004. In conjunction with this adoption, the Company identified one of its investments as a variable interest entity as defined by FIN 46(R). However, the adoption of FIN 46(R) did not have a significant impact on the Company’s consolidated financial statements since the Company is also identified as the primary beneficiary of the variable interest entity and therefore is not required to make changes to the entities included in the consolidated financial statements for this reporting period. As required by FIN 46(R), the Company will continue to monitor its investments in both consolidated and unconsolidated entities for events that may occur which would require the Company to reevaluate whether any of these investments qualifies as a variable interest entity.

     For the entities previously included in the consolidated financial statements, the application of FIN 46(R) resulted in the Company continuing to apply previously issued generally accepted accounting principles to the respective investments. Accordingly, for these investments the Company applies SFAS No. 94 and APB Opinion No. 18 to determine whether consolidation or equity method is appropriate in each case.

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

     CTI Solutions through our subsidiary, PETNET Pharmaceuticals, Inc. (PETNET), owns 90.0% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, CTI Solutions has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements. CTI Solutions accounted for the Houston joint venture under the equity method in the financial statements prior to March 2003 in accordance with EITF 96-16. In March 2003, an amendment to the joint venture agreement was adopted that removed the participating rights of the minority partner. Accordingly, CTI Solutions is now deemed to have control over the significant operating decisions of the joint venture and the entity was consolidated in the Company’s financial statements effective March 1, 2003.

     Where appropriate, the Company evaluates its and the minority interest shareholders’ participating rights in accordance with EITF Issue 96-16 to determine whether consolidation or equity method accounting is appropriate in each case. In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in four radiopharmacies that are accounted for under the equity method. For the entities not previously included in the consolidated financial statements, the application of FIN 46(R) resulted in the Company continuing to apply previously issued generally accepted accounting principles to the respective investments and continuing to account for these entities under the equity method.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

     On January 17, 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements. FIN 46(R) expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46(R) changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN 46(R) did result in the identification of the Company as a primary beneficiary in one variable interest entity as defined by FIN 46(R). However, as the variable interest entity was already included in our consolidated financial statements the adoption of FIN 46(R) did not have a significant impact on the Company’s financial statements.

Revenue Recognition

     On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC) issued SAB 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to supplement accounting guidance contained in SAB 101 related to multiple element arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As the Company has already incorporated EITF 00-21 and SAB 101, into its revenue recognition policies, the adoption of SAB 104 did not have a significant impact on the Company’s financial statements.

Factors Affecting Operations and Future Results

We face intense competition, including competition from competitors with greater resources, which may place pressure on our pricing and otherwise make it difficult for us to compete effectively in the molecular imaging market.

     The market for molecular imaging equipment and related products and services is intensely competitive and is affected significantly by new product introductions, aggressive pricing strategies of competitors and other marketing activities of industry participants. We compete directly with a number of other companies in the molecular imaging equipment market including GE Healthcare (formerly known as GE Medical Systems) and Philips Medical Systems. We also compete with Siemens in connection with the service and support of the PET and PET/CT scanners manufactured by CPS. The intense and increasing competition in the molecular imaging equipment market have caused and may continue to cause downward pressure on the pricing of our molecular imaging equipment. In our radiopharmaceutical business, we compete with for-profit corporations, such as Cardinal Health, Inc. (which acquired Syncor International Corporation) and ION Beam Applications s.a. (and its subsidiary, Eastern Isotopes), as well as regional pharmacies and universities. The intense and increasing level of competition in the market for radiopharmaceuticals and the generic nature of the radiopharmaceuticals currently in production has caused and may continue to cause downward pressure on pricing. Many of our competitors are significantly larger than us and enjoy competitive advantages over us, including:

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

     Medicare reimbursement rates are established by the U.S. Department for Health and Human Services’ Centers for Medicare and Medicaid Services (CMS), the government agency that administers Medicare and Medicaid. From time to time, CMS adjusts the reimbursement rates for medical procedures to reflect the costs incurred by health care providers to perform the procedures. In connection with one of these routine adjustments, CMS has proposed to slightly increase the reimbursement rates for the use of a PET scanners and the administration of FDG. In the future, Medicare reimbursement rates for these and other PET applications may be subject to reevaluation by CMS and could be subject to further adjustments.

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

     For the three-month and six month periods ending March 31, 2004 and 2003, approximately 57.0% and 63.0%, and 54.4% and 61.3%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of March 31, 2004, the cumulative total number of units sold by CPS under this agreement was 769 and, at such date, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the option to be exercisable. After 2003, the cumulative unit sales requirement will continue to increase by 74 units each year thereafter. It is impossible to state definitively when the option will become exercisable. However, based upon our current forecasts, we believe that the minimum sales volume will by the end of fiscal year 2005. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction, the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

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

     The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of March 31, 2004, approximately 35.0% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us or if we are unable to expand our network of distributors.

     Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens, Hitachi Medical Systems America and Toshiba Medical Systems Corporation. For example, for the three months ended March 31, 2004, sales through Siemens constituted 50.2% of our consolidated revenues. If we fail to sell a large volume of our scanners through distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or to commit the necessary resources to effectively market and sell, our scanner products.

     Effective May 1, 2004, CTI, CPS, and Siemens executed an agreement appointing CTI as Siemens’ non-exclusive sales representative to solicit purchases of Siemens-branded PET and PET/CT scanners manufactured by CPS in the United States. This agreement provides for CTI to cease its direct distribution of PET and PET/CT scanners, with the exception of certain rights retained in Korea and Japan. In compliance with this agreement, CTI has ceased its direct distribution of CPS’ scanner products and has terminated its sub-distribution agreements outside of the U.S. as required, yet retained those agreements as permitted in Korea and Japan. Following this change, our dependence on our third-party distributors, especially Siemens, will increase.

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

     We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of March 31, 2004, we have thirty-two (32) issued U.S. patents and forty (40) patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan, including through our ownership of Mirada Solutions Limited. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

     The prosecution and enforcement of copyrights and patents relating to software and other technology licensed or sold to us by third parties is not within our control, and without this software and technology, we may be unable to manufacture our products or maintain our technological advantage. For example, we license Siemens’ syngo™ software, which is an important component of our PET/CT systems. Also, we license the exclusive right to use lutetium oxyorthosilicate, or LSO, technology from the owner of the LSO patent until such time as the LSO patent expires, which is expected in October 2008. If the third-party suppliers of this software and technology fail to protect their patents or copyrights or if this technology and software is found to infringe on the rights of another party, the functionality of our products could suffer and our ability to bring new and existing products to market could be delayed. In the case of LSO, the expiration of, or the failure to protect, the LSO patent could result in our competitors gaining access to the LSO technology for use in their molecular imaging products, thereby eliminating one of our important competitive advantages.

     Currently, nineteen (19) of our issued patents are held in the name of CPS. If Siemens exercises its right to purchase a majority interest in CPS, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CPS such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

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

     Our scanner products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive clearance from the U.S. Food and Drug Administration (FDA), which is referred to as 510(k) clearance, which can be a lengthy and expensive process. The FDA’s 510(k) clearance process for our devices usually takes 90 days from the date the application is submitted, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We expect that our scanner products currently under development will require 510(k) clearance. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining clearance or the revocation of existing clearances could adversely affect our revenues and profitability.

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

Our scanners, cyclotrons and radiopharmaceutical business require the use of chemicals and radioactive materials which subjects us to regulation, related costs and delays and potential liabilities for risks or violations of laws related to safety and radioactive materials.

     Our scanners and radiopharmaceutical business require the use of chemicals and radioactive materials, and our cyclotrons are utilized to produce radioactive materials. While the radioactive materials utilized in our radiopharmaceuticals have relatively short half-lives, meaning they quickly break down into inert, or non-radioactive substances, the storage, use, and disposal of these materials presents the radiation risk, for our employees and the risk of accidental environmental releases. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Outside of the U.S. we are also subject to radiation regulations that vary from country to country and sometimes vary within a given country. Although we believe that our safety procedures for storing, handling and disposing of these chemical and radioactive materials comply in all material respects with the standards prescribed by law and regulation and although we maintain insurance coverage for these risks, we cannot completely eliminate the risks from those hazardous materials.

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

     Many of our customers require or desire financing in connection with purchases of our molecular imaging equipment. Some of our competitors have sufficient capital resources to provide capital equipment financing directly to their customers on attractive terms. In order to compete with these competitors, we maintain relationship with a third party financing source, De Lange Landen (DLL), who offers financing services to our customers. Our business, operations and financial condition could be adversely impacted if DLL is unable to provide our customers with competitive financing or experiences adverse financial conditions that impact its ability to offer financing or fund future sales.

We are subject to risks associated with international operations.

     We conduct business globally. International sales accounted for approximately 14.3% and 33.1%, and 16.5% and 25.5%, respectively, of sales in the three month and six month periods ending March 31, 2004 and 2003. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

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

     Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 31.5% of our common stock as of March 31, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds, mortgage loan and a building construction loan. These borrowings bear interest at variable rates. Based on our outstanding borrowings during the three month period ended March 31, 2004, a hypothetical 1.0% increase in interest rates would have increased our interest expense by less than $0.1 million and would have decreased our cash flow for the quarter from operations by less than $0.1 million.

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

     As of March 31, 2004 we had cash and cash equivalents of $56.1 million which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Foreign Currency Exchange Risk

     International revenues from the Company’s foreign direct sales and distributor sales comprised 14.3% and 33.1% and 16.5% and 25.5%, respectively, of total revenues for the three month and six month periods ended March 31, 2004. The Company is exposed to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation and as U.S. dollar denominated long-term debt in our international subsidiaries is revalued. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. A 10% increase in the value of the U.S. dollar relative to other currencies would result in transaction losses and increase long-term debt by approximately $0.3 million. Due to the long-term nature of the foreign currency debt there would be no immediate cash flow impact.

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

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

ITEM 1. Legal Proceedings

     On November 21, 2002, General Electric Company filed an action against the Company and a former General Electric employee now employed by the Company in the District Court of Johnson County, Kansas, Civil Case No. 02-CV-07947. The complaint charges the Company and its employee with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. The complaint seeks injunctive relief and an undisclosed amount of damages. On November 21, 2002, General Electric, without notice to the Company or its employee, obtained a temporary restraining order enjoining the employee from using General Electric’s confidential information and trade secrets, and enjoining us from disclosing or using any confidential information or trade secrets gained by the employee during his employment at General Electric. We have denied liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

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

     On January 30, 2004, the University of Pittsburgh (“Pitt”) filed suit in the Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. On March 5, 2004, the defendants filed a series of motions to dismiss the Complaint. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

ITEM 2. Changes in Securities and Use of Proceeds

a)	Modification of Constituent Instruments: None

b)	Modification of Stockholder’s Rights: None

c)	Sales of Unregistered Securities: None

d)	Use of Proceeds: The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16.0 million was approximately $171.4 million. As of March 31, 2004, $10.2 million of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $0.3 million of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, approximately $62.0 million of the net offering proceeds had been used to decrease our outstanding balance under our credit facility, approximately $14.5 million had been used to extinguish capital lease obligations, and $11.4 million was used to repay our construction loan and our mortgage loan agreement. In addition, approximately $19.6 million was used for the acquisition of our subsidiary Mirada Solutions Limited in August 2003. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     CTI’s annual meeting of stockholders (the “Annual Meeting”) was held on April 6, 2004. At the Annual Meeting, CTI’s stockholders of record on March 2, 2004 were asked to take action to (a) elect three Class II directors, Michael Phelps, Ph.D., Wolf-Ekkehard Blanz, Ph.D., and Hamilton Jordan, each to serve on the Board of Directors until the Company’s annual meeting of stockholders in 2007 or until their successors have been duly elected and qualified (“Proposal One”); (b) ratify the reappointment of PricewaterhouseCoopers LLP as CTI’s independent public auditors (“Proposal Two”); and (c) approve certain amendments to the Company’s 2002 Long Term Incentive Plan to increase from 3,000,000 to 5,000,000 the number of shares of common stock available for issuance as awards under this plan, including an increase in the number of shares of restricted stock available as grants under this plan from 300,000 to 600,000 shares.

     A total of 39,799,585 shares, or approximately 88.9% of CTI’s 44,792,733 issued and outstanding shares entitled to vote at the Annual Meeting as of the record date, were present in person or by proxy at the Annual Meeting.

     With respect to Proposal One, a plurality of the votes cast in favor of each nominee was required for the nominees’ election as Class II director. Each of Dr. Phelps, Dr. Blanz, and Mr. Jordan received the required plurality of the votes, and each was elected as a director. With respect to each of Proposals Two and Three, a majority of the shares present and entitled to vote was necessary for the passage of such proposal, and both Proposal Two and Proposal Three were approved by such a majority.

     The breakdown of the votes cast by the stockholders at the Annual Meeting was as follows:

		WITHHELD/
	FOR	AGAINST	ABSTAIN
Proposal One:
Dr. Phelps	35,600,583	4,199,002	N/A
Dr. Blanz	35,933,477	3,866,108	N/A
Mr. Jordan	37,967,309	1,832,276	N/A
Proposal Two:	39,630,590	160,018	8,977
Proposal Three:	29,627,720	3,733,150	18,860

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(1)	Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(3)	Exhibit 32.1*	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(4)	Exhibit 32.2*	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

(b)	Reports on Form 8-K

The Company filed with or furnished to the Commission two (2) Current Reports on Form 8-K during the quarter ended March 31, 2004, as follows:

(1)	Current Report on Form 8-K filed with the Commission on January 22, 2004 correcting a non-material typesetting error to a table originally appearing in the Company’s Annual Report or Form 10-K filed with the Commission on December 23, 2003; and

(2)	Current Report on Form 8-K furnished to the Commission on February 3, 2004, announcing the Company’s financial results for the first quarter of its fiscal year ending September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.

/s/ David N. Gill

David N. Gill
Chief Financial Officer and Senior Vice President

May 7, 2004