Form 10-Q
period 2004-06-30
CTI MOLECULAR IMAGING INC
filed 2004-08-09
CIK 1129552

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to________

Commission File Number:         000-49867

CTI MOLECULAR IMAGING, INC.
(exact name of registrant as specified in its charter)

Delaware	62-1377363
(State of Incorporation)	(I.R.S. Employer Identification No.)

810 Innovation Drive, Knoxville, Tennessee 37932
(Address of Principal Executive Offices) (Zip Code)

(Registrant’s Telephone Number, Including Area Code): (865) 218-2000

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|      No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 2, 2004, the registrant had outstanding 47,193,932 shares of common stock, par value $0.01.

CTI Molecular Imaging, Inc.
Quarterly Report on Form 10-Q

Table of Contents
		Page

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I
Financial Information

Item 1.	Consolidated Financial Statements (unaudited):
	Consolidated Balance Sheets at June 30, 2004 and September 30, 2003	4
	Consolidated Statements of Operations for the Three Months and Nine
	Months Ended June 30, 2004 and 2003	5
	Consolidated Statements of Cash Flows for the Nine Months Ended June
	30, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

PART II
Other Information
Item 1.	Legal Proceedings	51
Item 2.	Changes in Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Submission of Matters to a Vote of Security Holders	52
Item 5.	Other Information	52
Item 6.	Exhibits and Reports on Form 8-K	52

SIGNATURE		54
CERTIFICATIONS		55
EXHIBIT INDEX		57

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements." Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "potential," and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

  our expectations regarding financial condition or results of operations for periods after June 30, 2004;

  our critical accounting policies;

  the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems, Inc. (CPS) and the effect of the Siemens option, or its exercise, on our business;

  our expectations regarding the size and growth of the market for our products and services and the market acceptance of CTI’s products and services;

  our business strategies and our ability to grow our business;

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

  the implementation or interpretation of current or future regulations and legislation;

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

     The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in Part I, Item 2 of this report under the subheading "Factors Affecting Operations and Future Results."

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
(In thousands, except share and per share data)	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,688	$49,978
Accounts receivable -- trade, less allowance for doubtful accounts of $6,150 at
June 30, 2004 and $3,475 at September 30, 2003	55,607	72,240
Accounts receivable -- related party, less allowance for doubtful accounts of $318 at
at June 30, 2004 and $186 at September 30, 2003	24,137	42,430
Inventories (Note 3)	110,107	70,852
Deferred tax asset	15,268	17,751
Prepaid expenses and other current assets	5,575	7,691

Total current assets	239,382	260,942

Property and equipment, net (Note 4)	126,771	107,293
Goodwill	46,552	25,040
Other assets	34,942	31,773

Total assets	$447,647	$425,048

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash management clearing	$6,784	$12,017
Accounts payable	30,404	34,490
Current maturities of long-term debt and capital lease obligations (Note 6)	4,333	5,501
Accrued payroll and benefits	16,199	16,708
Customer advances -- trade	9,193	6,537
Customer advances -- related party	861	326
Accrued warranty expense	4,870	5,262
Income taxes payable	710	3,724
Other accrued expenses	2,300	3,884

Total current liabilities	75,654	88,449

Deferred revenues	3,089	2,332
Deferred tax liability	4,796	8,999
Long-term debt and capital lease obligations, less current maturities (Note 6)	13,668	18,688

Total liabilities	97,207	118,468

Commitments and contingencies (Note 5)
Minority interest	54,205	46,727
Shareholders' equity:
Preferred stock, Series C, $.01 par value, 50,000 shares authorized, no shares issued or
outstanding at June 30, 2004 and September 30, 2003 (Note 12)	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 48,324,923 shares issued and 46,492,958 shares outstanding at June 30, 2004; 46,290,459
shares issued and 44,458,494 shares outstanding at September 30, 2003	483	463
Additional paid-in capital	270,341	243,400
Retained earnings	30,436	21,207
Unearned compensation	(4,350)	(4,516)
Other comprehensive income -- currency translation adjustment	288	262
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders' equity	296,235	259,853

Total liabilities and shareholders' equity	$447,647	$425,048

The accompanying notes are an integral part of these consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands, except share and per share data)	2004	2003	2004	2003

	(unaudited)		(unaudited)

Revenues (1)	$91,785	$99,205	$272,174	$241,728
Cost of revenues (2) (3)	54,618	61,156	163,488	143,186

Gross margin	37,167	38,049	108,686	98,542

Operating expenses:
Selling, general and administrative expenses (3)	17,566	11,776	49,258	36,409
Research and development expenses (3)	7,701	7,386	26,325	21,450
Stock-based compensation expense	712	517	1,782	1,398

Total operating expenses	25,979	19,679	77,365	59,257

Income from operations	11,188	18,370	31,321	39,285

Interest expense, net	289	231	1,239	506
Other (income) expense	662	(540)	(229)	(1,219)

Income before income taxes and minority interest	10,237	18,679	30,311	39,998

Provision (benefit) for income taxes:
Current	1,424	5,622	13,614	13,302
Deferred	2,872	1,521	(1,690)	1,927

	4,296	7,143	11,924	15,229

Income before minority interest	5,941	11,536	18,387	24,769
Amount applicable to minority interest, net of taxes	3,198	4,062	9,159	9,391

Net income	$2,743	$7,474	$9,228	$15,378

Earnings per share (Note 2):
Basic	$0.06	$0.17	$0.21	$0.36
Diluted	$0.06	$0.16	$0.20	$0.33

Weighted average shares:
Basic	44,714,143	43,977,630	44,541,307	43,000,695
Diluted	46,463,847	46,423,125	46,152,994	46,531,486

(1) Includes revenues through related parties	$44,523	$36,213	$131,353	$98,598
(2) Includes cost of revenues through related parties	$28,612	$23,231	$87,981	$61,816
(3) Excludes stock-based compensation expense as follows:
Cost of revenues	$43	$63	$140	$175
Selling, general and administrative expenses	626	354	1,425	938
Research and development expenses	43	100	217	285

	$712	$517	$1,782	$1,398

The accompanying notes are an integral part of these consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,

	2004	2003

(In thousands, except share and per share data)	(unaudited)

Cash flows provided by operating activities:
Net income	$9,228	$15,378
Adjustments to reconcile net income to net cash provided by
operating activities:
Minority interest in income of subsidiaries	9,159	9,391
Depreciation and amortization	12,898	8,247
Deferred tax (benefit) provision	(1,690)	1,927
Provision for bad debts	1,923	1,085
Equity in (income) losses of equity investees	(137)	14
Stock-based compensation expense	1,782	1,398
Gain on disposal of machinery and equipment	(7)	(162)
Tax benefit realized from exercises of employee stock options	854	4,073
Accretion of discount on marketable securities	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	32,993	(15,648)
Inventories	(35,155)	(6,096)
Prepaid expenses and other current assets	1,041	1,638
Accounts payable	(4,561)	2,296
Accrued payroll and benefits	(542)	(1,885)
Customer advances	1,940	(8,207)
Accrued warranty expense	(450)	(82)
Income taxes payable	(108)	(3,918)
Other accrued expenses	(1,704)	(252)

Net cash provided by operating activities	27,464	9,138

Cash flows used in investing activities:
Additions to property and equipment	(30,367)	(26,086)
Purchase of marketable securities	—	(7,897)
Proceeds from sale of marketable securities	—	13,910
Proceeds from the sale of other assets	9,000	—
Acquistion of businesses, net of cash acquired	(19,922)	64
Additions to other assets	1,136	774

Net cash used in investing activities	(40,153)	(19,235)

Cash flows used in financing activities:
(Decrease) increase in cash management clearing	(5,395)	1,576
Proceeds from exercise of stock options	1,474	5,144
Proceeds from issuance of common stock	1,618	2,271
Issuance of long-term debt	—	672
Principal payments on long-term debt and capital lease obligations	(6,188)	(11,605)
Draws on line of credit	14,842	39,751
Payments under line of credit	(14,842)	(39,751)

Net cash used in financing activities	(8,491)	(1,942)

Effect of foreign currency exchange rates on cash and cash equivalents	(110)	946

Net decrease in cash and cash equivalents	(21,290)	(11,093)
Cash and cash equivalents, beginning of year	49,978	84,553

Cash and cash equivalents, end of period	$ 28,688	$73,460

Non cash investing and financing activities:
Issuance of common stock shares for acquisition of business	$ 21,399	$—

The accompanying notes are an integral part of these consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except share and per share data)

1. Organization and Presentation

     The unaudited consolidated financial statements include the accounts of CTI Molecular Imaging, Inc. (CTI) and all of its subsidiaries (the Company). All of the subsidiaries are wholly owned except for CTI PET Systems, Inc. (CPS) in which CTI owns 50.1% . The balance of CPS is owned by Siemens Medical Solutions USA, Inc. (Siemens).

     The Company’s products and services can be broadly classified into three principal categories: Positron Emission Tomography (PET) scanners, detector materials, and other PET products and services. CPS manages the development, production and distribution of the ECAT® line of PET and PET/CT scanners. Detector Materials develops and manufactures detector materials used in PET scanners manufactured by CPS. CTI Solutions includes the production and distribution of radiopharmaceuticals and the sale and service by CTI of PET and PET/CT scanners, cyclotron systems, microPET® animal scanners, workstations and other PET related products. The CTI Solutions segment was formed effective October 1, 2003 and reflects the combination of the former CTI Services and PETNET segments, which previously were separately reported. Effective June 30, 2004 the Company acquired the assets of Concorde Microsystems, LLC (Concorde), the manufacturer of microPET® animal scanners. See Note 10 for further discussion of the Concorde acquisition.

2. Summary of Significant Accounting Policies

     Interim Financial Statements — The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K filed with the SEC on December 23, 2003. Information in the accompanying consolidated financial statements and notes to the financial statements for the three month and nine month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three month and nine month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004 or any future period.

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

     Revenue Recognition — The Company records revenues in accordance with the guidance of the SEC’s Staff Accounting Bulletin No. 104 (SAB 104), which supersedes SAB 101 in order to encompass EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment. The Company accounts for sales of scanning equipment and related installation and associated training services as multiple-element arrangements. The Company recognizes revenue for the elements separately as (i) the sales of the equipment, installation and training services represent separate earnings processes, (ii) revenue is allocated among the elements based on the fair value of the elements and (iii) installation and associated training are not deemed essential to the functionality of the equipment (as other companies are available to provide the installation and associated training services and are sometimes employed by CTI to do so). The Company determines the value of the equipment and installation and training services based on sales of the equipment both with and without installation and training. The Company derives its revenues from sales of scanners, calibration sources, spare parts, detector materials, cyclotrons, radiopharmaceuticals, sales and marketing services, and the provision of services on equipment sold, including site planning and installation, repair and maintenance, training, technical support and assistance with licensing. Revenues derived from the sale of scanners, cyclotrons, calibration sources, spare parts, and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms. The Company also recognizes revenue for certain sales and marketing services provided to Siemens, as the Company is the primary obligor for the expenses related to these sales and marketing services.

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

     Stock-Based Compensation – As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by FASB Statement No.148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), the Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock option plans.

     Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

		Three Months Ended		Nine Months Ended
		June 30,		June 30,

		2004	2003	2004	2003

	(In thousands)	(unaudited)		(unaudited)
	Net income, as reported	$2,743	$7,474	$9,228	$15,378

Add:	Stock-based employee compensation expense included
	in reported net income, net of related tax effects	592	405	1,452	1,098

Less:	Total stock-based employee compensation expense
	determined under fair value based method for all
	awards, net of related tax effects	(1,522)	(1,491)	(4,111)	(3,590)

	Pro forma net income	$1,813	$6,388	$6,569	$12,886

	Earnings per share:
	Basic - as reported	$0.06	$0.17	$0.21	$0.36
	Basic - pro forma	$0.04	$0.15	$0.15	$0.30

	Diluted - as reported	$0.06	$0.16	$0.20	$0.33
	Diluted - pro forma	$0.04	$0.14	0.14	$0.28

     Earnings per share – Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted earnings per share is computed by giving effect to all dilutive potential common shares, including restricted stock, stock options and other equity instruments. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Numerator:
Net income available to common
shareholders — basic and diluted	$2,743	$7,474	$9,228	$15,378

Denominator:
Weighted-average number of common shares outstanding	44,714,143	43,977,630	44,541,307	43,000,695

Dilutive potential common shares relating to:
Restricted stock and other equity instruments	246,995	219,253	210,583	216,103
Options and warrants	1,502,709	2,226,242	1,401,104	3,314,688

	1,749,704	2,445,495	1,611,687	3,530,791

Total weighted-average number of shares
used in computing diluted net income per share	46,463,847	46,423,125	46,152,994	46,531,486

     The following amounts of outstanding warrants and options were excluded from the computation of diluted net income per common share for the three month and nine month periods ended June 30, 2004 and 2003 because including them would have had an antidilutive effect:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(unaudited)		(unaudited)

Warrants	33,302	27,694	43,784	23,438
Options	2,794,828	1,811,574	2,841,330	1,675,976

	2,828,130	1,839,268	2,885,114	1,699,414

     Other Assets – Other assets include purchased technology and trademarks arising from the acquisitions of Concorde and Mirada Solutions Limited, precious metals utilized in the production of detector materials, other long-term receivables and investments accounted for under the equity method. Purchased technology, patents, and trademarks are presented at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of 5 to 10 years using the straight-line method. Amortization expense for the three month and nine month periods ending June 30, 2004 was $344 and $1,032, respectively, and has been recorded in cost of sales. There was no amortization expense during the three month and nine month periods ending June 30, 2003. See additional discussion in Note 10.

Recent Accounting Pronouncements

     Consolidation of Variable Interest Entities – On January 17, 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements. FIN 46(R) expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46(R) changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity's residual returns or both. The adoption of FIN 46(R) did result in the identification of the Company as a primary beneficiary in one variable interest entity as defined by FIN 46(R). However, as the variable interest entity was already included in our consolidated financial statements the adoption of FIN 46(R) did not have a significant impact on the Company’s financial statements.

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

3. Inventories

Inventories consist of the following:

	June 30,	September 30,
(In thousands)	2004	2003

	(unaudited)

Component parts	$53,449	$25,581
Work in process	16,374	27,122
Finished goods	40,284	18,149

	$110,107	$70,852

     Cyclotrons that have been delivered but not yet accepted by customers are included in inventories as finished goods in the consolidated balance sheets at June 30, 2004 and September 30, 2003 in the amount of $663 and $1,346, respectively.

4. Property and Equipment

Property and equipment consist of the following:

	June 30,	September 30,
(In thousands)	2004	2003

	(unaudited)

Land	$2,044	$2,044
Buildings	20,963	21,179
Building and leasehold improvements	26,670	22,025
Machinery and equipment	94,214	78,958
Software and computer equipment	18,320	4,123
Less accumulated depreciation	(44,811)	(33,062)
Assets under construction	9,371	12,026

Property and equipment, net	$126,771	$107,293

     Depreciation expense for the three months ended June 30, 2004 and 2003 was $4,113 and $2,982, and for the nine months ended June 30, 2004 and 2003 was $11,625 and $8,071 respectively.

5. Commitments and Contingencies

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $898 at June 30, 2004. The guarantees are not collaterized by any assets and are without recourse. No liability has been recorded for these lease obligations which expire through 2009 as these guarantees were entered into prior to the effective date of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

     In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of 5.3 million Euros (or approximately $6.4 million at June 30, 2004). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a CTI Solutions radiopharmacy. The Company has recorded a liability of $150 for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FIN 45.

     The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provides a guarantee to DLL for 9.9% on the first $25 million of transactions and 5.0% thereafter of the principal balance of all leases DLL executes on the Company’s behalf. At June 30, 2004, the Company had recorded a reserve of $247 for this guarantee to reflect the estimated fair value of the Company’s obligation, after recovery and resale of the underlying equipment, in accordance with FIN 45.

     The Company provides a parts and labor warranty on its products typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Nine Months Ended
	June 30,

(In thousands)	2004	2003

	(unaudited)

Balance at the beginning of the period	$5,262	$3,740
Accruals for warranties issued during the period	2,349	4,046
Settlements made (in cash or in kind)	(2,741)	(4,128)

Balance at the end of the period	$4,870	$3,658

     On November 21, 2002, General Electric Company filed an action against the Company and a former General Electric employee now employed by the Company in the District Court of Johnson County, Kansas, Civil Case No. 02-CV-07947. The complaint charges the Company and its employee with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. A settlement was reached between the parties in this case and in the following case, and an order of dismissal, with prejudice, was entered by the District Court of Johnson County, Kansas on June 4, 2004.

     On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by CTI in the United States District Court, Eastern District of Wisconsin. The complaint alleged threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. On November 24, 2003, General Electric refiled this action in the United States District Court for the Eastern District of Tennessee, Knoxville Division, against the two employees, CTI and PETNET. A settlement was reached between the parties in this case and in the above-described case and an order of dismissal, with prejudice, was entered by the District Court for the Eastern District of Tennessee on June 17, 2004.

     On January 30, 2004, the University of Pittsburgh (Pitt) filed suit in the U.S. Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. On June 30, 2004, the District Court for the Western District of Pennsylvania entered an order transferring the case to the District Court for the Eastern District of Tennessee. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

6. Long-Term Debt

     The Company has a $125,000 syndicated revolving credit facility (the Syndicated Facility) with a group of banks. Borrowing under the Syndicated Facility is collateralized by all property and interests in property; provided, however, that all real property of CTI as of March 14, 2002 is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at the Company’s option, the lender's base rate plus 0.00% to 0.75%, payable monthly (2.375% at June 30, 2004). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and restrict investments, disposals of assets and dividend payments. There was no outstanding balance under the Syndicated Facility at June 30, 2004.

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

     On August 1, 2000 the Company entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the Company’s manufacturing plant in Blount County, Tennessee. At June 30, 2004, the remaining balance of the Series 2000 Bonds was $900 and is supported by an irrevocable letter of credit agreement that expires October 15, 2005. The Series 2000 Bonds are due in August 2010. In May 2002, the Company redeemed all outstanding tax-exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

     CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were from 1.23% to 1.25% at June 30, 2004, respectively).

     Notes Payable — In August 2003 in conjunction with the acquisition of Mirada Solutions Limited, we assumed a $365 bank note and issued $3,188 of unsecured loan notes. The bank note was repaid in March 2004. For the unsecured loan notes issued during the acquisition, the remaining balance of $692 and any outstanding interest will be paid in full by April 30, 2005. Interest on the unsecured loan notes is fixed at 1.50% .

     In 2003, CTI, through its subsidiary CPS, entered into a mortgage loan to purchase additional manufacturing space, which had previously been leased. The Company is required to make principal and interest payments totaling $78 per year through 2008, with a balloon payment upon maturity. The debt bears interest at a fixed rate of 4%. The outstanding balance on this mortgage loan was $840.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

(In thousands)	2004	2003	2004	2003

	(unaudited)		(unaudited)
Federal tax @ 35%	$3,581	$6,538	$10,607	$14,000
State tax	545	602	1,373	1,191
Permanent differences	170	3	(56)	38

Provision for income taxes	$4,296	$7,143	$11,924	$15,229

8. Stock Options and Restricted Stock

Incentive Stock Option Plans

     In 1998 the Company adopted an incentive stock option plan for officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to seven years. Twelve million eight hundred thousand shares had been authorized under this plan; however, after the adoption of the 2002 Long-Term Incentive Plan in May 2002, no further awards have been or will be granted under this plan. On May 23, 2002, the Company’s shareholders approved the 2002 Long-Term Incentive Plan (the Plan) which authorized three million shares. On March 2, 2004 the Company’s shareholders approved certain amendments to the Plan increasing the number of shares available for issuance under the Plan from 3,000,000 to 5,000,000 shares. At June 30, 2004, options for 2,320,578 shares of the Company’s stock are available for granting.

     The following table summarizes information about incentive stock options under both plans at June 30, 2004:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life (1)	Price (2)	of Shares	Price (2)

$2.87 to $3.87	611,313	1.72	$3.08	611,313	$3.08
$4.69 to $6.12	863,009	4.41	5.13	711,731	5.15
$13.87 to $19.76	311,878	9.20	15.86	42,019	17.12
$21.97 to $25.00	104,567	8.40	22.93	46,576	22.93

	1,890,767		$7.22	1,411,639	$5.20

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price.

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

     The following table summarizes information about non-qualified stock options at June 30, 2004:

	Options Outstanding			Options Exercisable

	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life (1)	Price (2)	of Shares	Price (2)

$2.81 to $3.52	75,696	1.45	$3.08	75,696	$3.08
$4.69 to $5.56	537,935	4.61	5.21	418,468	5.30
$12.89	118,000	9.26	12.89	10,000	12.89
$14.00 to $19.76	1,593,534	8.64	16.38	580,377	17.11
$22.40 to $25.00	88,608	8.19	22.46	58,542	22.44

	2,413,773		$13.52	1,143,083	$12.10

(1)	Weighted average contractual life remaining in years.
(2)	Weighted average exercise price.

9. Related Party Transactions

     From 1987 through April 2001 Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001 CPS implemented a new multiple distributor strategy. The current distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with a one-year renewal period. The agreement is cancelable with three years notice upon the expiration of the then current term. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales through and to Siemens were $44,523 and $36,213, respectively, during the three month periods ended June 30, 2004 and 2003 and $131,353 and $98,598, respectively, for the nine months ended June 30, 2004 and 2003. Accounts receivable from Siemens totaled $24,137 and $42,430, at June 30, 2004 and September 30, 2003, respectively. Also, customer advances from Siemens totaled $861 and $326, at June 30, 2004 and September 30, 2003, respectively.

     Effective May 1, 2004, CTI and CPS entered into a Sales Agency and Services Agreement (the Agency Agreement) with Siemens, pursuant to which Siemens appointed CTI as Siemens’ non-exclusive sales representative to solicit purchases of CPS-manufactured PET and PET/CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative will be marketed and sold under the Siemens brand. In connection with this arrangement, Siemens will reimburse CTI for all directly related sales, marketing and account management expenses, up to $10 million annually. During the three months ended June 30, 2004, CTI recorded $1,479 of revenue related to the reimbursement of sales, marketing, and account management expenses.

     Each CTI sales order executed but not filled prior to May 1, 2004 will be concluded by CTI. Other pending sales not yet subject to a purchase order will be considered on a case-by-case basis and transitioned to Siemens to the extent consistent with Siemens’ standards for acceptance and to the extent acceptable to each customer.

     Service contracts entered into in connection with new or used scanner sales in the United States will be divided equally between CTI and Siemens in terms of revenue. Siemens and CTI will remain free to independently pursue sales of service contracts to the installed base of CPS scanner customers.

     During the term of the Agency Agreement, CTI will cease its sales and service of PET and PET/CT scanners in international markets, except in South Korea and Japan. All existing scanner service contracts in international markets other than South Korea and Japan will be assigned to Siemens. During the term of the Agency Agreement, CTI has agreed not to enter or re-enter any international market to sell or service PET or PET/CT scanners, except that CTI may continue to pursue its existing business model in South Korea and may retain its existing distribution agreement in Japan. In exchange for the assignment of the international service contracts, the covenant not to compete in the United States and international markets other than South Korea and Japan, certain price reductions for detector materials on international scanner sales, and as compensation for the cost of closing certain international operations, Siemens agreed to pay CTI the sum of $2.2 million. CTI recognized $1.1 million as revenue during the three months ended June 30, 2004, in association with the assignment of service contracts and closing of international sales and service operations. The remaining amount will be amortized over the term of the agreement.

     Under the Agency Agreement, Siemens will serve as CTI’s non-exclusive representative to offer for sale products manufactured by CTI and its subsidiaries to Siemens’ customers. Subject to the expiration or termination of any existing agreements for the provision of cyclotrons or radiopharmaceuticals to Siemens’ customers, Siemens has agreed that it will offer exclusively CTI’s cyclotrons, radiopharmaceuticals and calibration sources for sale to Siemens’ customers.

     The parties also agreed to certain changes in transfer prices charged to and received from CPS. Siemens and CTI agreed to reduce the transfer prices for CT components and LSO detector materials, respectively, sold to CPS. These price reductions will be passed on, dollar-for-dollar, in the form of lower transfer prices on scanners sold by CPS to Siemens. CPS agreed to a second round of transfer price reductions on scanners sold to Siemens, which are expected to become effective during fiscal year 2005.

     The initial term of the Agency Agreement is two years commencing May 1, 2004, and the term will be extended automatically for additional one-year periods unless either party provides written notice, as required, of its election not to renew. In the event the Agency Agreement is terminated by Siemens for any reason, CTI has the right to resume distribution of PET and PET/CT scanners in competition with Siemens.

     Siemens also executed a license agreement with CTI’s Mirada Solutions Limited subsidiary, under which Siemens will pay Mirada a license fee to install Mirada’s image-fusion software on every workstation sold worldwide with a Siemens branded PET or PET/CT scanner.

     Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens has the right to purchase, and CTI has the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At June 30, 2004 the cumulative total number of units sold by CPS was 805. By September 30, 2004, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI has the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before the fourth quarter of fiscal year 2006.

     Prior to the acquisition discussed in Note 10, the Company had a distribution agreement with Concorde, a company partially owned and operated by two children of CTI’s President and Chief Executive Officer, who is also a director and major shareholder of CTI. Under the terms of the agreement, the PETNET division of CTI Solutions was granted an exclusive, royalty-free license to distribute Concorde products throughout the continental United States and Canada. The Company is responsible for sales, marketing and education activities while Concorde is responsible for all product warranty, installation, training, service and technical support. Total sales and cost of sales of Concorde products under this distribution agreement during the three months ended June 30, 2004, were $1,303 and $1,205, respectively, and $4,398 and $4,019, respectively, for the nine months ended June 30, 2004. Total sales and cost of sales of Concorde products under this distribution agreement during the three months ended June 30, 2003 were $1,379 and $1,283, respectively, and $1,829 and $1,702, respectively, for the nine months ended June 30, 2003.

10. Acquisitions

     On June 30, 2004, the Company acquired the assets of Concorde. The balance sheet of Concorde is included in our consolidated balance sheet as part of the CTI Solutions reporting segment effective June 30, 2004. The results of Concorde’s operations have not been included in the consolidated statement of operations for the three and nine month periods ending June 30, 2004, but will be included in our consolidated financial statements as part of the CTI Solutions reporting segment effective July 1, 2004. Concorde is the leading provider of small animal PET systems for laboratory animals used in medical research. The acquisition will increase the capabilities of the Company to broadly serve the research and pharmaceutical markets. In combination with the Company’s national network of radiopharmacies, the Company intends to leverage the acquisition of Concorde to accelerate the discovery of new molecular probes for the clinical market.

     The aggregate purchase price was $41,899, including $20,500 of cash and 1,480,465 shares of common stock valued at $21,399 based on the average closing price two days before and two days after the announcement of the acquisition. The purchase price allocation is subject to refinement as additional transaction related costs may be incurred. Under the purchase agreement, the Company may be required to make additional payments if Concorde’s gross margin exceeds defined goals for 2005 and 2006. If additional payments are required the Company will adjust goodwill at that time. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At
June 30,
2004

Current assets	$7,538
Property and equipment	678
Intangible assets	14,819
Goodwill	21,476

Total assets acquired	44,511

Current liabilities	2,612

Total liabilities assumed	2,612

Net assets acquired	$41,899

     Of the $14,819 in acquired intangible assets, $11,415 and $202 were assigned to existing product technology and services contracts, respectively. The existing technology and services contracts are being amortized on a straight-line basis over a weighted average life of approximately 9 and 7 years, respectively. The remaining $3,202 was assigned to trade names and trademarks. Due to the timing of the acquisition no amortization expense was recorded on theses assets during the three month and nine month periods ending June 30, 2004. The goodwill is expected to be deductible for tax purposes. No pro forma disclosures have been included in these financial statements as Concorde was immaterial to the consolidated financial statements taken as a whole.

     The changes in the carrying value of goodwill for the period ended June 30, 2004 are as follows:

	Detector	CTI	Corporate &	Consolidated
	Materials	Solutions	Eliminations	Total

Balance, September 30, 2003	$711	$—	$24,329	$25,040
Goodwill acquired	—	21,476	36	21,512

Balance, June 30, 2004	$711	$21,476	$24,365	$46,552

     The "Corporate & Eliminations" column primarily reflects the goodwill arising from the acquisitions of  PETNET and Mirada that was not pushed down for segment reporting.  Of the $24,365 total, $11,272 relates to  PETNET and $12,500 relates to Mirada.

11. Segments

     The Company operates in three reportable business segments based on differences in products and services: CPS, Detector Materials, and CTI Solutions. CPS designs, manufactures and markets medical research and scanning equipment. Detector Materials manufactures a scintillation component sold primarily to CPS. CTI Solutions includes the production and distribution of radiopharmaceuticals, and the sale and service by CTI of PET scanners, microPET® animal scanners, cyclotron systems and other PET related products. CTI Solutions reflects the combination of the former PETNET and CTI Services segments which previously were reported separately. Corporate reflects administrative activities not included in the three reportable segments. All comparative financial information for fiscal year 2003 has been retroactively reclassified to reflect the new reporting structure.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company's headquarters building and non-allocable costs which are included in "Corporate". The Company evaluates the performance of its segments based on net income (loss). The Company's business is conducted principally in the U.S.; however, the Company does have foreign operations for which identifiable assets are immaterial.

     The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three month and nine month periods ended June 30, 2004 and 2003:

		Detector	CTI		Eliminating	Consolidated
	CPS	Materials	Solutions	Corporate	Entries	Total

Three months Ending June 30, 2004 (unaudited)
External revenues	$44,641	$172	$46,972	$—	$—	$91,785
Intersegment revenues	17,246	14,843	1,104	—	(33,193)	—
Depreciation and amortization	507	490	2,373	841	328	4,539
Stock-based compensation expense	53	2	366	291	—	712
Interest expense	25	152	898	489	(1,151)	413
Interest income	195	146	37	897	(1,151)	124
Equity in (income) losses of investees	—	19	(105)	—	—	(86)
Income tax expense	3,496	2,581	(1,477)	(480)	176	4,296
Minority interest expense	—	—	176	—	3,022	3,198
Net income (loss)	6,056	4,396	(2,605)	(742)	(4,362)	2,743
Total assets	155,608	72,779	273,287	73,442	(127,469)	447,647
Investment in equity method investees	—	67	2,374	—	—	2,441
Capital expenditures	1,349	141	9,159	1,334	(1,153)	10,830

Three months Ending June 30, 2003 (unaudited)
External revenues	$44,278	$876	$54,051	$—	$—	$99,205
Intersegment revenues	19,244	13,143	1,190	—	(33,577)	—
Depreciation and amortization	404	420	1,709	509	—	3,042
Stock-based compensation expense	88	5	265	159	—	517
Interest expense	1	199	792	2,012	(2,538)	466
Interest income	94	29	78	2,572	(2,538)	235
Equity in (income) losses of investees	—	—	9	—	—	9
Income tax expense	4,638	2,975	(258)	599	(811)	7,143
Minority interest expense	—	—	119	—	3,943	4,062
Net income (loss)	7,901	4,645	(1,147)	609	(4,534)	7,474
Total assets	133,976	48,380	146,343	110,256	(52,043)	386,912
Investment in equity method investees	—	—	1,700	—	—	1,700
Capital expenditures	1,293	549	2,231	3,182	—	7,255

		Detector	CTI		Eliminating	Consolidated
	CPS	Materials	Solutions	Corporate	Entries	Total

Nine months Ending June 30, 2004 (unaudited)
External revenues	$142,742	$407	$129,025	$—	$—	$272,174
Intersegment revenues	44,494	42,220	3,986	—	(90,700)	—
Depreciation and amortization	1,690	1,336	6,681	2,192	999	12,898
Stock-based compensation expense	216	12	841	713	—	1,782
Interest expense	238	518	2,613	1,103	(2,878)	1,594
Interest income	482	146	152	2,453	(2,878)	355
Equity in (income) losses of investees	—	(12)	(125)	—	—	(137)
Income tax expense	10,113	8,091	(5,273)	162	(1,169)	11,924
Minority interest expense	—	—	417	—	8,742	9,159
Net income (loss)	17,519	13,773	(9,317)	429	(13,176)	9,228
Total assets	155,608	72,779	273,287	73,442	(127,469)	447,647
Investment in equity method investees	—	67	2,374	—	—	2,441
Capital expenditures	3,584	1,924	21,611	4,803	(1,555)	30,367

Nine months Ending June 30, 2003 (unaudited)
External revenues	$116,815	$2,465	$122,448	$—	$—	$241,728
Intersegment revenues	34,013	39,825	4,175	—	(78,013)	—
Depreciation and amortization	1,025	1,200	4,582	1,440	—	8,247
Stock-based compensation expense	246	15	658	479	—	1,398
Interest expense	4	694	2,266	1,011	(2,538)	1,437
Interest income	311	88	230	2,840	(2,538)	931
Equity in (income) losses of investees	—	—	14	—	—	14
Income tax expense	10,813	6,552	(2,322)	1,321	(1,135)	15,229
Minority interest expense	—	—	202	—	9,189	9,391
Net income (loss)	18,414	10,288	(5,847)	1,533	(9,010)	15,378
Total assets	133,976	48,380	146,343	110,256	(52,043)	386,912
Investment in equity method investees	—	—	1,700	—	—	1,700
Capital expenditures	5,375	1,606	11,496	8,289	—	26,766

     Sales were distributed to the following locations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)

United States	71.3%	76.4%	79.3%	75.3%
Foreign	28.7	23.6	20.7	24.7

	100.0%	100.0%	100.0%	100.0%

12. Stockholder Protection Rights

     During 2002 the Company's Board of Directors adopted a shareholder protection rights agreement and declared a dividend of one Right for each share of Common Stock held of record on the closing date of the initial public offering. The Rights, which do not have any voting rights, are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company's Common Stock. Each Right, should it become exercisable, will entitle the owner to buy one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an exercise price of $130. The Rights may be terminated without payment by the Company at any time prior to the date that is ten business days after the acquisition of 15% or more of the Company's Common Stock by a person or group.

     In the event the Rights become exercisable as a result of the acquisition of at least 15% of the Company's Common Stock, each Right will entitle the owner, other than the acquiring person, to buy at the Right's then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of Common Stock per Right. The Rights expire on June 1, 2012 unless earlier terminated by the Board. As a result of the adoption of the shareholder protection rights agreement, 50,000 shares of authorized preferred stock have been reserved and designated as Series C Junior Participating Preferred Stock.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis contains forward-looking statements about our plans and expectations of what may happen in the future. Forward-looking statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, and our results could differ materially from the results anticipated by our forward-looking statements as a result of many known or unknown factors, including, but not limited to, those factors discussed below in this Item under the sub-heading "Factors Affecting Operations and Future Results." See also the "Cautionary Notice Regarding Forward-Looking Statements" set forth at the beginning of this report.

Overview

     We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, neurological disorders and cardiac disease. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at a molecular level, thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes PET and PET/CT scanners, cyclotrons, detector materials, radiopharmaceutical manufacturing and distribution, and related support services.

     Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to CTI PET Systems, Inc., doing business as CPS Innovations (CPS). Our strategy includes plans for growing our other segments over time with a goal of having a significant portion of our gross revenues and net income being derived from such other segments by 2006, the first expected year that Siemens Medical Solutions USA, Inc. (Siemens), a wholly owned subsidiary of Siemens AG, could first announce its intentions to exercise its option to purchase a controlling interest in CPS. This strategy contemplates the following initiatives: (1) expansion of our radiopharmaceutical distribution network to meet market needs; (2) development of new proprietary radiopharmaceuticals; (3) acquisition of complimentary products and services; and (4) growth of our service contract business.

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

CPS

     Our CPS segment includes the development, production and sale of PET and PET/CT scanners. We conduct this business through our subsidiary, CPS, which was formed in 1987 as a joint venture with Siemens. We own 50.1% of CPS and Siemens owns the remaining 49.9% .

     From 1987 until April 2001, the products of CPS were distributed exclusively by Siemens. In April 2001 we implemented a multiple distributor strategy for CPS by pursuing additional third-party distributor agreements. In November 2001 CPS added Hitachi Medical Systems America, Inc. as a third-party distributor of its products, and in October 2003 we added Toshiba Medical Systems as a third-party distributor of CPS’ products in Japan. Under these agreements, CPS sets the price to distributors who set their own prices to end customers. CPS does not bear credit risk associated with sales made by the distributor to end customers. Effective May 1, 2004, CTI, CPS and Siemens entered into a new sales agency and service agreement, as discussed below.

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

CTI Solutions

     Our CTI Solutions segment includes CTI's direct distribution of PET and PET/CT scanners manufactured by CPS; the manufacture, sale and installation of cyclotrons, microPET® animal scanners, workstations, calibration sources; and CTI's product service division. The CTI Solutions segment also consists of our business of developing, manufacturing and distributing radiopharmaceuticals as well as providing certain PET related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance.

     We currently operate 41 radiopharmacies in the U.S., 1 radiopharmacy in the United Kingdom and 1 radiopharmacy in South Korea. Fourteen of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron.

Components of Revenues and Expenses
Revenues

     Our revenue is derived primarily from sales of PET and PET/CT products and services. Revenue for scanners, detector materials, radiopharmaceuticals, calibration sources and spare parts is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Effective July 1, 2003, in conjunction with the implementation of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, revenue for cyclotron systems is recognized upon shipment of the equipment with amounts attributable to installation of the systems deferred until services are performed. Revenue for service contracts is recognized ratably over the period the service is provided.

Cost of Revenues

     Our scanners, cyclotrons, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 43 radiopharmacies. We employ a network of field service engineers to service our installed base of scanners and cyclotrons.

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

New Agreement with Siemens

     Effective May 1, 2004, CTI and CPS entered into a Sales Agency and Services Agreement (the Agency Agreement) with Siemens, pursuant to which Siemens appointed CTI as Siemens’ non-exclusive sales representative to solicit purchases of CPS-manufactured PET and PET/CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative will be marketed and sold under the Siemens brand. In connection with this arrangement, Siemens will reimburse CTI for all directly related sales, marketing and account management expenses, up to $10 million annually. During the three months ended June 30, 2004, CTI recorded $1,479 of revenue related to the reimbursement of sales, marketing, and account management expenses.

     Each CTI sales order executed but not filled prior to May 1, 2004 will be concluded by CTI. Other pending sales not yet subject to a purchase order will be considered on a case-by-case basis and transitioned to Siemens to the extent consistent with Siemens’ standards for acceptance and to the extent acceptable to each customer.

     Service contracts entered into in connection with new or used scanner sales in the United States will be divided equally between CTI and Siemens in terms of revenue. Siemens and CTI will remain free to independently pursue sales of service contracts to the installed base of CPS scanner customers.

     During the term of the Agency Agreement, CTI will cease its sales and service of PET and PET/CT scanners in international markets, except in South Korea and Japan. All existing scanner service contracts in international markets other than South Korea and Japan will be assigned to Siemens. During the term of the Agency Agreement, CTI has agreed not to enter or re-enter any international market to sell or service PET or PET/CT scanners, except that CTI may continue to pursue its existing business model in South Korea and may retain its existing distribution agreement in Japan. In exchange for the assignment of the international service contracts, the covenant not to compete in the United States and international markets other than South Korea and Japan, certain price reductions for detector materials on international scanner sales, and as compensation for the cost of closing certain international operations, Siemens agreed to pay CTI the sum of $2.2 million. CTI recognized $1.1 million as revenue during the three months ended June 30, 2004, in association with the assignment of service contracts and closing of international sales and service operations. The remaining amount will be amortized over the term of the agreement.

     Under the Agency Agreement, Siemens will serve as CTI’s non-exclusive representative to offer for sale products manufactured by CTI and its subsidiaries to Siemens’ customers. Subject to the expiration or termination of any existing agreements for the provision of cyclotrons or radiopharmaceuticals to Siemens’ customers, Siemens has agreed that it will offer exclusively CTI’s cyclotrons, radiopharmaceuticals and calibration sources for sale to Siemens’ customers.

     The parties also agreed to certain changes in transfer prices charged to and received from CPS. Siemens and CTI agreed to reduce the transfer prices for CT components and LSO detector materials, respectively, sold to CPS. These price reductions will be passed on, dollar-for-dollar, in the form of lower transfer prices on scanners sold by CPS to Siemens. CPS agreed to a second round of transfer price reductions on scanners sold to Siemens, which are expected to become effective during fiscal year 2005.

     The initial term of the Agency Agreement is two years commencing May 1, 2004, and the term will be extended automatically for additional one-year periods unless either party provides written notice, as required, of its election not to renew. In the event the Agency Agreement is terminated by Siemens for any reason, CTI has the right to resume distribution of PET and PET/CT scanners in competition with Siemens.

     Siemens also executed a license agreement with CTI’s Mirada Solutions Limited subsidiary, under which Siemens will pay Mirada a license fee to install Mirada’s image-fusion software on every workstation sold worldwide with a Siemens branded PET or PET/CT scanner.

Results of Operations

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation and income (loss) from operations for all segments, expressed in millions of dollars.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Revenues:
CPS	$61.9	$63.5	$187.2	$150.8
Detector Materials	15.0	14.0	42.6	42.3
CTI Solutions	48.1	55.2	133.0	126.6
Intercompany eliminations	(33.2)	(33.5)	(90.7)	(78.0)

Total	91.8	99.2	272.1	241.7

Cost of revenues:
CPS	43.7	43.2	130.4	99.5
Detector Materials	6.9	5.7	17.1	22.5
CTI Solutions	36.2	44.5	101.3	98.2
Intercompany eliminations	(32.2)	(32.2)	(85.3)	(77.0)

Total	54.6	61.2	163.5	143.2

Selling, general and administrative expenses:
CPS	4.0	2.6	12.7	7.7
Detector Materials	1.0	0.5	2.8	1.8
CTI Solutions	11.6	8.9	33.5	26.9
Corporate	1.0	(0.2)	0.3	—

Total	17.6	11.8	49.3	36.4

Research and development expenses:
CPS	4.6	5.0	16.4	14.1
Detector Materials	0.2	0.1	0.6	0.6
CTI Solutions	3.0	2.2	9.7	6.7
Corporate	(0.1)	—	(0.4)	—

Total	7.7	7.3	26.3	21.4

Stock-based compensation:
CPS	—	—	0.2	0.2
CTI Solutions	0.4	0.3	0.8	0.7
Corporate	0.3	0.2	0.7	0.5

Total	0.7	0.5	1.7	1.4

Income (loss) from operations:
CPS	9.6	12.7	27.5	29.3
Detector Materials	6.9	7.7	22.1	17.4
CTI Solutions	(3.1)	(0.7)	(12.3)	(5.9)
Corporate	(2.2)	(1.3)	(6.0)	(1.5)

Total	$11.2	$18.4	$31.3	$39.3

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses, and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(unaudited)		(unaudited)
CPS:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.6	68.0	69.6	66.0
Selling, general and administrative	6.5	4.1	6.8	5.1
Research and development	7.4	7.9	8.8	9.4
Stock-based compensation	—	—	0.1	0.1
Income from operations	15.5	20.0	14.7	19.4

Detector Materials:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.0	40.7	40.1	53.2
Selling, general and administrative	6.7	3.6	6.6	4.3
Research and development	1.3	0.7	1.4	1.4
Income from operations	46.0	55.0	51.9	41.1

CTI Solutions:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.3	80.6	76.2	77.6
Selling, general and administrative	24.1	16.1	25.2	21.2
Research and development	6.2	4.0	7.3	5.3
Stock-based compensation	0.8	0.5	0.6	0.6
Income (loss) from operations	(6.4)	(1.2)	(9.3)	(4.7)

     The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Revenues:
CPS	67.4%	64.0%	68.8%	62.4%
Detector Materials	16.3	14.1	15.6	17.5
CTI Solutions	52.4	55.7	48.9	52.4
Intercompany eliminations	(36.1)	(33.8)	(33.3)	(32.3)

Total	100.0%	100.0%	100.0%	100.0%

Income (loss) from operations:
CPS	85.7%	69.0%	87.9%	74.5
Detector Materials	61.6	41.9	70.6	44.3
CTI Solutions	(27.7)	(3.8)	(39.3)	(15.0)
Corporate	(19.6)	(7.1)	(19.2)	(3.8)

Total	100.0%	100.0%	100.0%	100.0%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

     Net revenues for the three months ended June 30, 2004 were $91.8 million, a decrease of $7.4 million, or 7.5%, from $99.2 million for the three months ended June 30, 2003.

     CPS. Revenues for the three months ended June 30, 2004 were $61.9 million, a decrease of $1.6 million, or 2.5%, from $63.5 million for the three months ended June 30, 2003. The decrease in revenues was driven by a 21.7% decrease in unit sales offset by a 23.9% increase in average unit price during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in average unit prices was due to the continuing shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 27.9% and 30.3% of total CPS revenues for the three months ended June 30, 2004 and 2003, respectively. The decrease in intersegment revenues resulted from reduced sales to CTI Solutions after the Agency Agreement with Siemens.

     Detector Materials. Revenues for the three months ended June 30, 2004 were $15.0 million, an increase of $1.0 million, or 7.1%, from $14.0 million for the three months ended June 30, 2003. The increase in revenues was primarily attributable to the timing of material purchases by CPS. Intersegment sales accounted for 98.9% and 93.8% of total detector materials revenues for the three months ended June 30, 2004 and 2003, respectively.

     CTI Solutions. Revenues for the three months ended June 30, 2004 were $48.1 million, a decrease of $7.1 million, or 12.9%, from $55.2 million for the three months ended June 30, 2003. The decrease in revenues was due to a 63.2% decrease in PET and PET/CT unit sales and two less cyclotron system sales during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Scanner unit sales decreased as the Company ceased booking scanner orders following the execution of the Agency Agreement with Siemens on May 1, 2004. These decreases were offset by 53.0% growth in FDG dose shipments driven by increased PET utilization, $1.1 million of revenues primarily for the sale of international scanner service contracts to Siemens, and $1.5 million of revenues for sales and marketing services provided to Siemens pursuant to the Agency Agreement. The impact on revenue from the increase in doses delivered was partially offset by a 14.6% decrease in average revenue per dose for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the three months ended June 30, 2004 were $33.2 million, a decrease of $0.3 million, or 0.9%, from and $33.5 million for the three months ended June 30, 2003.

Cost of Revenues

     Cost of revenues for the three months ended June 30, 2004 was $54.6 million, a decrease of $6.6 million, or 10.8%, from $61.2 million for the three months ended June 30, 2003. Cost of revenues for the three months ended June 30, 2004 was 59.5% of revenues compared to 61.7% for the three months ended June 30, 2003.

     CPS. Cost of revenues for the three months ended June 30, 2004 was $43.7 million, an increase of $0.5 million, or 1.2%, from $43.2 million for the three months ended June 30, 2003. Cost of revenues for the three months ended June 30, 2004 increased to 70.6% of revenues compared to 68.0% of revenues for the three months ended June 30, 2003 due to the increase in sales mix from PET to PET/CT units which carry higher manufacturing costs as a percentage of the sales price.

     Detector Materials. Cost of revenues for the three months ended June 30, 2004 was $6.9 million, an increase of $1.2 million, or 21.1%, from $5.7 million for the three months ended June 30, 2003. Cost of revenues for the three months ended June 30, 2004 increased to 46.0% of revenues as compared to 40.7% of revenues for the three months ended June 30, 2003. The increase in cost of revenues as a percentage of revenues was due to the reduction in LSO transfer prices to CPS beginning May 1, 2004 pursuant to the Agency Agreement with Siemens.

     CTI Solutions. Cost of revenues for the three months ended June 30, 2004 was $36.2 million, a decrease of $8.3 million, or 18.7%, from $44.5 million for the three months ended June 30, 2003. Cost of revenues for the three months ended June 30, 2004 was 75.3% of revenues compared to 80.6% of revenues for the three months ended June 30, 2003. The decrease in cost of revenues as a percentage of revenues was primarily due to the $1.1 million in revenues recognized primarily on the sale of the international scanner service contracts and $1.5 million of revenues for sales and marketing services provided to Siemens pursuant to the Agency Agreement, The remainder of the decrease in cost of revenues as a percentage of revenues was due to the decrease in PET and PET/CT unit sales which carry lower margins than FDG revenues or cyclotron system sales.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended June 30, 2004 and 2003 were $32.2 million. Cost of revenues eliminated for the three months ended June 30, 2004 were 35.1% of revenues compared to 32.5% of revenues for three months ended June 30, 2003. The increase in intercompany eliminations as a percentage of revenues primarily results from the decrease in third party revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended June 30, 2004 were $17.6 million, an increase of $5.8 million, or 49.2%, from $11.8 million for the three months ended June 30, 2003. Selling, general and administrative expenses for the three months ended June 30, 2004 were 19.2% of revenues compared to 11.9% of revenues for the three months ended June 30, 2003.

     CPS. Selling, general and administrative expenses for the three months ended June 30, 2004 were $4.0 million, an increase of $1.4 million, or 53.8%, from $2.6 million for the three months ended June 30, 2003. Selling, general and administrative expenses for the three months ended June 30, 2004 were 6.5% of revenues compared to 4.1% of revenues for the three months ended June 30, 2003. The increase is primarily attributable to promotional expenses related to product launches and increased administrative costs.

     Detector Materials. Selling, general and administrative expenses for the three months ended June 30, 2004 were $1.0 million, an increase of $0.5 million, or 100.0%, from $0.5 million for the three months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses were 6.7% and 3.6% for the three months ended June 30, 2004 and 2003, respectively. The increase is primarily attributable to increased facility and information technology costs due to expansion in 2004.

     CTI Solutions. Selling, general and administrative expenses for the three months ended June 30, 2004 were $11.6 million, an increase of $2.7 million, or 30.3%, from $8.9 million for the three months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses for the three months ended June 30, 2004 were 24.1% compared to 16.1% for the three months ended June 30, 2003. The increase is primarily due to the acquisition of Mirada Solutions Limited, which was not acquired until the fourth quarter of 2003, costs to cease international scanner sales and service operations and increases in administrative personnel. The expenses related to the sales and marketing services provided to Siemens pursuant to the Agency Agreement are included in selling, general and administrative expenses.

Research and Development Expenses

     Research and development expenses for the three months ended June 30, 2004 were $7.7 million, an increase of $0.4 million, or 5.5%, from $7.3 million for the three months ended June 30, 2003. Research and development expenses for the three months ended June 30, 2004 were 8.4% of revenues compared to 7.4% for the three months ended June 30, 2003.

     CPS. Research and development expenses for the three months ended June 30, 2004 were $4.6 million, a decrease of $0.4 million, or 8.0%, from $5.0 million for the three months ended June 30, 2003. Research and development expenses for the three months ended June 30, 2004 were 7.4% of revenues compared to 7.9% for the three months ended June 30, 2003. The decrease is due to the timing of spending on projects.

     Detector Materials. Research and development expenses for the three months ended June 30, 2004 were $0.2 million, an increase of $0.1 million, or 100.0%, from $0.1 million for the three months ended June 30, 2003. Research and development expenses for the three months ended June 30, 2004 were 1.3% of revenues compared to 0.7% for the three months ended June 30, 2003. The increase occurred due to the timing of spending on projects.

     CTI Solutions. Research and development expenses for the three months ended June 30, 2004 were $3.0 million, an increase of $0.8 million, or 36.4%, from $2.2 million for the three months ended June 30, 2003. Research and development expenses for the three months ended June 30, 2004 were 6.2% of revenues compared to 4.0% for the three months ended June 30, 2003. The increase was primarily due to the software development activities of Mirada Solutions Limited which was not acquired until August 2003 and increased spending on new molecular probe technology.

Stock-based Compensation Expense

     Stock-based compensation expense for the three months ended June 30, 2004 was $0.7 million, an increase of $0.2 million, or 40.0% from $0.5 million for the three months ended June 30, 2003, and reflects the amortization of unearned compensation arising from the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the three months ended June 30, 2004 increased to 0.8% of revenues compared to 0.5% for the three months ended June 30, 2003. The increase is due to the issuance of equity instruments during the three months ended June 30, 2004.

Income (Loss) from Operations

     Income from operations for the three months ended June 30, 2004 was $11.2 million, a decrease of $7.2 million, or 39.1%, from $18.4 million for the three months ended June 30, 2003. Income from operations for the three months ended June 30, 2004 was 12.2% of revenues compared to 18.5% for the three months ended June 30, 2003.

     CPS. Income from operations for the three months ended June 30, 2004 was $9.6 million, a decrease of $3.1 million, or 24.4%, from $12.7 million for the three months ended June 30, 2003. Income from operations for the three months ended June 30, 2004 was 15.5% of revenues compared to 20.0% for the three months ended June 30, 2003. The decreases in operating profits and margins result from the decrease in revenues against certain fixed costs, as well as from increased sales mix of PET/CT scanners which carry lower gross margins and higher promotional expenses.

     Detector Materials. Income from operations for the three months ended June 30, 2004 was $6.9 million, a decrease of $0.8 million, or 10.4%, from $7.7 million for the three months ended June 30, 2003. Income from operations for the three months ended June 30, 2004 was 46.0% of revenues compared to 55.0% for the three months ended June 30, 2003. The decrease in income from operations and operating margins was due to the reduction in LSO transfer prices to CPS pursuant to the Agency Agreement with Siemens.

     CTI Solutions. There was a loss from operations for the three months ended June 30, 2004 of $3.1 million, an increase of $2.4 million, from the loss of $0.7 million for the three months ended June 30, 2003. Loss from operations for the three months ended June 30, 2004 was 6.4% of revenues compared to 1.2% for the three months ended June 30, 2003. The increase in the loss from operations was primarily due to decreased cyclotron system sales, costs to cease international scanner sales and service operations and increased research and development spending on software development and new molecular probe technology. These increases were partially offset by the reimbursement of selling costs by Siemens pursuant to the Agency Agreement and the sale of international scanner service contracts to Siemens.

     Corporate. Loss from operations for the three months ended June 30, 2004 was $2.2 million, an increase of $0.9 million, or 69.2%, from a loss from operations of $1.3 million for the three months ended June 30, 2003. The majority of this fluctuation represents the net change in the elimination of intercompany gross margin on detector material inventory held by CPS and PET and PET/CT scanner inventory held by CTI Solutions at each period end.

Interest Expense, Net

     Interest expense for the three months ended June 30, 2004 was $0.3 million, an increase of $0.1 million, or 50.0%, from $0.2 million for the three months ended June 30, 2003. The increase resulted from stable interest expense attributable to capital leases offset by lower interest income due to lower interest rates earned on cash balances and a reduced average cash position as an increased portion of the funds from our initial public offering have been deployed.

Other (Income) Expense

     Other expenses for the three months ended June 30, 2004, were $0.7 million, a decrease of $1.2 million from other income of $0.5 million for the three months ended June 30, 2003. The decrease is primarily attributable to decreased gains on foreign currency transactions and fluctuations in income and losses from equity investees.

Provision for Income Taxes

     The income tax provision for the three months ended June 30, 2004 was $4.3 million, a decrease of $2.8 million, or 39.9%, from $7.1 million for the three months ended June 30, 2003. The effective tax rate for the three months ended June 30, 2004 was 42.0% . The effective tax rate for the three-month period ended June 30, 2003 was 38.2% . The increase in the effective tax rate is due to the effects of foreign operations.

Minority Interests

     The minority interest expense for the three months ended June 30, 2004 was $3.2 million, a decrease of $0.9 million, or 22.0%, from $4.1 million for the three months ended June 30, 2003. Minority interest expense primarily consists of Siemens’ 49.9% share of the net income of CPS.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Revenues

     Net revenues for the nine months ended June 30, 2004 were $272.1 million, an increase of $30.4 million, or 12.6%, from $241.7 million for the nine months ended June 30, 2003.

     CPS. Revenues for the nine months ended June 30, 2004 were $187.2 million, an increase of $36.4 million, or 24.1%, from $150.8 million for the nine months ended June 30, 2003. The increase in revenues was driven by a 37.4% increase in average unit prices partially offset by a decrease in unit sales of PET and PET/CT scanners. The increase in average unit prices was due to a shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 23.8% and 22.6% of total CPS revenues for the nine months ended June 30, 2004 and 2003, respectively. The increase in intersegment revenues as a percentage of total revenues resulted from the increase in average unit prices due to the shift from PET to PET/CT units.

     Detector Materials. Revenues for the nine months ended June 30, 2004 were $42.6 million, an increase of $0.3 million, or 0.7%, from $42.3 million for the nine months ended June 30, 2003. The increase in revenues was primarily attributable to the timing of material purchases by CPS. Intersegment sales accounted for 99.0% and 94.2% of total detector materials revenues for the nine months ended June 30, 2004 and 2003, respectively.

     CTI Solutions. Revenues for the nine months ended June 30, 2004 were $133.0 million, an increase of $6.4 million, or 5.1%, from $126.6 million for the nine months ended June 30, 2003. The increase in revenues was due to growth of FDG dose shipments driven by increased PET utilization. CTI Solutions delivered approximately 54.7% more doses, during the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003. Revenues also increased due to $1.1 million of revenues primarily for the sale of international scanner service contracts to Siemens, and $1.5 million of revenues for sales and marketing services provided to Siemens pursuant to the Agency Agreement. These increases in revenues were offset by a 15.9% decrease in average FDG revenue per dose, a 43.2% decrease in scanner units sold and four less cyclotron system sales compared to the nine months ended June 30, 2003. The decrease in revenues due to the decline in scanner unit sales was largely mitigated by a 38.1% increase in average unit prices.

     Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the nine months ended June 30, 2004 were $90.7 million, an increase of $12.7 million, or 16.3%, from $78.0 million in the nine months ended June 30, 2003. The increase in revenue eliminations was due to the increased average sales prices as the sales mix shifted from PET to PET/CT scanners.

Cost of Revenues

     Cost of revenues for the nine months ended June 30, 2004 was $163.5 million, an increase of $20.3 million, or 14.2%, from $143.2 million for the nine months ended June 30, 2003. Cost of revenues for the nine months ended June 30, 2004 was 60.1% of revenues compared to 59.2% for the nine months ended June 30, 2003.

     CPS. Cost of revenues for the nine months ended June 30, 2004 was $130.4 million, an increase of $30.9 million, or 31.1%, from $99.5 million for the nine months ended June 30, 2003. Cost of revenues for the nine months ended June 30, 2004 increased to 69.6% of revenues compared to 66.0% of revenues for the nine months ended June 30, 2003 due to the change in sales mix from PET to PET/CT units which carry higher manufacturing costs as a percentage of the sales price.

     Detector Materials. Cost of revenues for the nine months ended June 30, 2004 was $17.1 million, a decrease of $5.4 million, or 24.0%, from $22.5 million for the nine months ended June 30, 2003. Cost of revenues for the nine months ended June 30, 2004 decreased to 40.1% of revenues as compared to 53.2% of revenues for the nine months ended June 30, 2003. The decrease in cost of revenues as a percentage of revenues was due to the shift in sales mix from BGO to LSO detector materials which carry higher sales prices, and increasing efficiency and production improvements. These increases were partially offset by the decreased LSO transfer prices to CPS effective May 1, 2004 in conjunction with the Agency Agreement with Siemens.

     CTI Solutions. Cost of revenues for the nine months ended June 30, 2004 was $101.3 million, an increase of $3.1 million, or 3.2%, from $98.2 million for the nine months end June 30, 2003. Cost of revenues for the nine months ended June 30, 2004 was 76.2% of revenues compared to 77.6% of revenues for the nine months ended June 30, 2003. The decrease in cost of revenues as a percentage of revenues was due to the $1.1 million in revenues primarily recognized on the sale of the international scanner service contracts and $1.5 million of revenues for sales and marketing services provided to Siemens pursuant to the Agency Agreement.

     Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the nine months ended June 30, 2004 were $85.3 million, an increase of $8.3 million, or 10.8%, from $77.0 million for the nine months ended June 30, 2003. Cost of revenues eliminated for the nine months ended June 30, 2004 were 31.3% of revenues compared to 31.9% of revenues for nine months ended June 30, 2003.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine months ended June 30, 2004 were $49.3 million, an increase of $12.9 million, or 35.4%, from $36.4 million for the nine months ended June 30, 2003. Selling, general and administrative expenses for the nine months ended June 30, 2004 were 18.1% of revenues compared to 15.1% of revenues for the nine months ended June 30, 2003.

     CPS. Selling, general and administrative expenses for the nine months ended June 30, 2004 were $12.7 million, an increase of $5.0 million, or 64.9%, from $7.7 million for the nine months ended June 30, 2003. Selling, general and administrative expenses for the nine months ended June 30, 2004 were 6.8% of revenues compared to 5.1% of revenues for the nine months ended June 30, 2003. The increase is primarily attributable to promotional expenses related to product launches and increased administrative costs.

     Detector Materials. Selling, general and administrative expenses for the nine months ended June 30, 2004 were $2.8 million, an increase of $1.0 million, or 55.6%, from $1.8 million for the nine months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses were 6.6% and 4.3% for the nine months ended June 30, 2004 and 2003, respectively. The increase is primarily attributable to increased facility and information technology costs due to expansion in 2004.

     CTI Solutions. Selling, general and administrative expenses for the nine months ended June 30, 2004 were $33.5 million, an increase of $6.6 million, or 24.5%, from $26.9 million for the nine months ended June 30, 2003. As a percentage of revenues, selling, general and administrative expenses for the nine months ended June 30, 2004 were 25.2% compared to 21.2% for the nine months ended June 30, 2003. The increase in amount and as a percentage of revenue is attributable to the acquisition of Mirada Solutions Limited, which was not acquired until the fourth quarter of 2003, costs to cease international scanner sales and service operations, and increased administrative personnel. The expenses related to the sales and marketing services provided to Siemens pursuant to the Agency Agreement are included in selling, general and administrative expenses.

Research and Development Expenses

     Research and development expenses for the nine months ended June 30, 2004 were $26.3 million, an increase of $4.9 million, or 22.9%, from $21.4 million for the nine months ended June 30, 2003. Research and development expenses for the nine months ended June 30, 2004 were 9.7% of revenues compared to 8.9% for the nine months ended June 30, 2003.

     CPS. Research and development expenses for the nine months ended June 30, 2004 were $16.4 million, an increase of $2.3 million, or 16.3% from $14.1 million for the nine months ended June 30, 2003. Research and development expenses for the nine months ended June 30, 2004 were 8.8% of revenues compared to 9.4% for the nine months ended June 30, 2003. The increase in the amount resulted from additional investments in new scanner technologies. The decrease in expenses as a percentage of revenue is attributable to increased revenue over prior year.

     Detector Materials. Research and development expenses for the nine months ended June 30, 2004 and 2003 were $0.6 million. Research and development expenses for the nine months ended June 30, 2004 and 2003 were 1.4% of revenues.

     CTI Solutions. Research and development expenses for the nine months ended June 30, 2004 were $9.7 million, an increase of $3.0 million, or 44.8%, from $6.7 million for the nine months ended June 30, 2003. Research and development expenses for the nine months ended June 30, 2004 were 7.3% of revenues compared to 5.3% for the nine months ended June 30, 2003. The increase was primarily due to the software development activities of Mirada Solutions Limited, which was not acquired until the fourth quarter of 2003, and increased spending on new molecular probe technology.

Stock-based Compensation Expense

     Stock-based compensation expense for the nine months ended June 30, 2004 was $1.7 million, an increase of $0.3 million, or 21.4% from $1.4 million for the nine months ended June 30, 2003, and reflects the amortization of unearned compensation arising from the issuance of stock options with exercise prices below the fair market value of our common stock on the grant dates. Stock-based compensation expense for the nine months ended June 30, 2004 and 2003 was 0.6% of revenues. The increase is amortization of unearned compensation on equity instruments issued during the nine months ended June 30, 2004. In addition, stock-based compensation was less in 2003 due to forfeiture of stock options held by terminated employees.

Income (Loss) from Operations

     Income from operations for the nine months ended June 30, 2004 was $31.3 million, a decrease of $8.0 million, or 20.4%, from $39.3 million for the nine months ended June 30, 2003. Income from operations for the nine months ended June 30, 2004 was 11.5% of revenues compared to 16.3% for the nine months ended June 30, 2003.

     CPS. Income from operations for the nine months ended June 30, 2004 was $27.5 million, a decrease of $1.8 million, or 6.1%, from $29.3 million for the nine months ended June 30, 2003. Income from operations for the nine months ended June 30, 2004 was 14.7% of revenues compared to 19.4% for the nine months ended June 30, 2003. The decreases in operating profits and margins result from the increased sales mix of PET/CT scanners, which carry lower gross margins, and higher promotional expenses, and increased administrative costs.

     Detector Materials. Income from operations for the nine months ended June 30, 2004 was $22.1 million, an increase of $4.7 million, or 27.0%, from $17.4 million for the nine months ended June 30, 2003. Income from operations for the nine months ended June 30, 2004 was 51.9% of revenues compared to 41.1% for the nine months ended June 30, 2003. The increase in the amount and as a percentage of revenue was primarily due to higher gross margins from the shift in sales mix from BGO to LSO detector materials, in conjunction with increased operating efficiencies and production improvements. These increases were slightly offset by the reduction in LSO transfer prices pursuant to the Agency Agreement with Siemens.

     CTI Solutions. There was a loss from operations for the nine months ended June 30, 2004 of $12.3 million, an increase of $6.4 million, or 108.5% from the loss of $5.9 million for the nine months ended June 30, 2003. Loss from operations for the nine months ended June 30, 2004 was 9.3% of revenues compared to 4.7% for the nine months ended June 30, 2003. The increase in the loss from operations was primarily due to decreased cyclotron system sales, costs to cease international scanner sales and service operations, and increased research and development spending on software development and new molecular probe technology. These increases were offset by the reimbursement of selling costs by Siemens and the sale of international scanner service contracts to Siemens.

     Corporate. Loss from operations for the nine months ended June 30, 2004 was $6.0 million, an increase of $4.5 million, from a loss from operations of $1.5 million for the nine months ended June 30, 2003. The majority of this fluctuation represents the net change in the consolidation entry to eliminate the intercompany gross margin on detector material inventory held by CPS and PET scanner inventory held by CTI Solutions at each period end.

Interest Expense, Net

     Interest expense for the nine months ended June 30, 2004 was $1.2 million, an increase of $0.7 million, from $0.5 million for the nine months ended June 30, 2003. The increase resulted from stable interest expense attributable to capital leases partially offset by lower interest income due to decreased interest rates on cash balances and a reduced average cash equivalent position as an increased portion of the funds from our initial public offering have been deployed.

Other Income

     Other income for the nine months ended June 30, 2004, was $0.2 million, an decrease of $1.0 million, or 83.3%, from $1.2 million for the nine months ended June 30, 2003. The decrease is primarily attributable to decreased gains on foreign currency transactions and fluctuations in income and losses from equity investees.

Provision for Income Taxes

     The income tax provision for the nine months ended June 30, 2004 was $11.9 million, a decrease of $3.3 million, or 21.7%, from $15.2 million for the nine months ended June 30, 2003. The effective tax rate for the nine months ended June 30, 2004 was 39.3%, while the effective tax rate for the nine month period ended June 30, 2003 was 38.1% . The increase in the effective tax rate is due to the effects of foreign operations.

Minority Interests

     The minority interest expense for the nine months ended June 30, 2004 was $9.2 million, an decrease of $0.2 million, or 2.5% from $9.4 million for the nine months ended June 30, 2003. Minority interest expense primarily consists of Siemens’ 49.9% share of the net income of CPS.

Liquidity and Capital Resources

     Our principal liquidity requirements are to meet the working capital and capital expenditure needs of our expanding business. These needs have increased in order to support the growth in our business and due to the seasonality of our revenues. For example, from September 30, 2003 to June 30, 2004, our inventories increased from $70.9 million to $110.1 million while our total accounts receivable decreased from $114.7 million to $79.7 million, both mainly due to the seasonal nature of our business. Our property and equipment (net) increased from $107.3 million to $126.8 million during this same period. On June 30, 2004 the Company acquired the assets of Concorde for an aggregate purchase price of $41.9 million, including $20.5 million of cash and shares of common stock valued at $21.4 million. The purchase of Concorde increased inventories, other assets, and goodwill by $5.6 million, $14.8 million, and $21.5 million, respectively.

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

     The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). As of June 30, 2004 no balance was outstanding under the credit agreement, and after deducting $6.7 million in outstanding letters of credit, $118.3 million was available to the Company under the credit agreement at June 30, 2004.

     Interest on outstanding borrowings under the credit agreement accrues at LIBOR for the applicable interest period selected by us or, at our option, a variable base rate (based on SunTrust's prime rate or the federal funds rate), plus in each case a performance-based margin determined by our debt to EBITDAM ratio. The credit agreement contains customary affirmative, negative and financial covenants. For example, we are restricted in incurring additional debt, disposing of assets, making investments, allowing fundamental changes to our business or organization, and making certain payments in respect of stock or other ownership interests, such as dividends and stock repurchases. Financial covenants include requirements that we maintain a debt to EBITDAM ratio no greater than 2.5 to 1; a fixed charge coverage ratio no less than 3 to 1; and a minimum tangible net worth of $195.0 million plus 50% of positive net income accrued since the end of the preceding fiscal quarter plus 80% of the net proceeds of any equity offering. The credit agreement also contains customary events of default. These include cross-defaults to other debt agreements, a change in control involving us or any subsidiary guarantor, and the failure to comply with certain covenants.

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $0.9 at June 30, 2004. The guarantees are not collaterized by any assets and are without recourse. No liability has been recorded for these lease obligations which expire through 2009 as these guarantees were entered into prior to the effective date of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

     In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of 5.3 million Euros (or approximately $6.4 million at June 30, 2004). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a CTI Solutions’ radiopharmacy. The Company has recorded a liability of $0.2 million for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FIN 45.

     The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provides a guarantee to DLL for 9.9% of the principal balance of the first $25 million in leases, and 5% thereafter, on all leases DLL executed on the Company’s behalf. At June 30, 2004, the Company had recorded a reserve of $0.2 million for this guarantee to reflect the estimated fair value of the Company’s obligation, after recovery and resale of the underlying equipment, in accordance with FIN 45.

     We anticipate that our current cash and cash equivalents balances and our operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations as they come due. The Company may from time to time evaluate the benefits of raising additional debt or equity capital. The Agency Agreement with Siemens should improve cash flow as the Company will be able to reduce inventory levels and will increase wholesale receivables with Siemens which have net 30 day payment terms.

Off-Balance Sheet Arrangements

     Other than as described above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Nine months ended June 30, 2004 compared to Nine months ended June 30, 2003

     Net cash provided by operating activities was $27.5 million and $9.1 million for the nine months ended June 30, 2004 and 2003, respectively. The increase in net cash provided by operating activities was primarily due to increased collections on accounts receivable, net of cash used to build inventory balances.

     Net cash used in investing activities during the nine months ended June 30, 2004 and 2003 was $40.2 million and $19.2 million, respectively. The increase in cash used for investing activities was due to the acquisition of Concorde on June 30, 2004.

     Net cash used by financing activities during the nine months ended June 30, 2004 and 2003 was $8.5 million and $1.9 million, respectively. The increase in cash used in financing activities is primarily due to settling vendor invoices for material purchased to support previous quarter sales. Further, proceeds from the exercise of stock options and sales of common stock decreased from the prior year, but were offset by decreased principal payments on long term debt and capital leases.

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

     The Company accounts for sales of scanning equipment and related installation and associated training services as multiple-element arrangements. The Company recognizes revenue for the elements separately as (i) the sales of the equipment, installation and training services represent separate earnings processes, (ii) revenue is allocated among the elements based on the fair value of the elements and (iii) installation and associated training are not deemed essential to the functionality of the equipment (as other companies are available to provide the installation and associated training services and are sometimes employed by CTI to do so). The Company determines the value of the equipment and installation and training services based on sales of the equipment both with and without installation and training. The Company derives its revenues from sales of scanners, calibration sources, spare parts, detector materials, cyclotrons, radiopharmaceuticals, sales and marketing services, and the provision of services on equipment sold, including site planning and installation, repair and maintenance, training, technical support and assistance with licensing. Revenues derived from the sale of scanners, cyclotrons, calibration sources, spare parts, and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms. The Company also recognizes revenue for certain sales and marketing services provided to Siemens, as the Company is the primary obligor for the expenses related to these sales and marketing services.

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

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

     On January 17, 2003, the FASB issued FIN 46(R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 Consolidated Financial Statements. FIN 46(R) expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46(R) changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity's residual returns or both. The adoption of FIN 46(R) did result in the identification of the Company as a primary beneficiary in one variable interest entity as defined by FIN 46(R). However, as the variable interest entity was already included in our consolidated financial statements the adoption of FIN 46(R) did not have a significant impact on the Company’s financial statements.

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

     The market for molecular imaging equipment and related products and services is intensely competitive and is affected significantly by new product introductions, aggressive pricing strategies of competitors and other marketing activities of industry participants. We compete directly with a number of other companies in the molecular imaging equipment market including GE Healthcare (formerly known as GE Medical Systems) and Philips Medical Systems. We also compete with Siemens for renewals of service contracts on the installed base of CPS scanner customers shipped prior to the Agency Agreement. The intense and increasing competition in the molecular imaging equipment market have caused and may continue to cause downward pressure on the pricing of our molecular imaging equipment and/or service contracts. In our radiopharmaceutical business, we compete with for-profit corporations, such as Cardinal Health, Inc. and ION Beam Applications s.a. (and its subsidiary, Eastern Isotopes), as well as regional pharmacies and universities. The intense and increasing level of competition in the market for radiopharmaceuticals and the generic nature of the radiopharmaceuticals currently in production has caused and may continue to cause downward pressure on pricing. Many of our competitors are significantly larger than us and enjoy competitive advantages over us, including:

  Significantly greater name recognition;

  Better established distribution networks and relationships with health care providers, group purchasing entities and third-party payors;

  Additional lines of products and the ability to offer rebates, provide upgrades to previously installed machines or bundle products in order to offer discounts or incentives;

  Greater ability to finance capital equipment sales for their customers; and

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

Since we use distributors to sell our scanners, our future growth could suffer if our existing distributors do not continue to purchase scanners from us in expected volumes or if we are unable to expand our network of distributors.

     Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens, Hitachi Medical Systems America and Toshiba Medical Systems Corporation. For example, for the three months ended June 30, 2004, sales through Siemens constituted 48.5% of our consolidated revenues. If we fail to sell a large volume of our scanners through our distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or to commit the necessary resources to effectively market and sell, our scanner products.

     Effective May 1, 2004, CTI, CPS, and Siemens executed an agreement appointing CTI as Siemens’ non-exclusive sales representative to solicit purchases of Siemens-branded PET and PET/CT scanners manufactured by CPS in the United States. This agreement provides for CTI to cease its direct distribution of PET and PET/CT scanners, with the exception of certain rights retained in South Korea and Japan. In compliance with this agreement, CTI has ceased its direct distribution of CPS’ scanner products and has terminated its sub-distribution agreements outside of the U.S. as required, yet retained those agreements as permitted in South Korea and Japan. Following this change, our dependence on our third-party distributors, especially Siemens, has increased for sales growth and market information used to develop future guidance.

If third-party payors do not provide adequate levels of coverage or reimbursement for procedures conducted with our products, health care providers may be reluctant to use and purchase our products.

     Sales of some of our products indirectly depend on whether coverage and adequate reimbursement is available for procedures conducted with our products from third-party health care payors, such as Medicare, Medicaid, private insurance plans, health maintenance organizations and preferred provider organizations. The availability of such reimbursement affects our customers’ decisions to purchase capital equipment. Third-party payors are increasingly challenging the pricing of medical procedures or limiting or denying reimbursement for specific services or devices, and we cannot assure you that reimbursement levels will be sufficient to enable us to maintain or increase sales and price levels for our products. Without adequate coverage and reimbursement from third-party payors, the market for our products could become limited.

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

     For the three-month and nine month periods ending June 30, 2004 and 2003, approximately 48.6% and 44.6%, and 52.4% and 48.3%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of June 30, 2004, the cumulative total number of units sold by CPS under this agreement was 805 and, at such date, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the option to be exercisable. After 2003, the cumulative unit sales requirement will continue to increase by 74 units each year thereafter. It is impossible to state definitively when the option will become exercisable. However, based upon our current forecasts, we believe that the minimum sales volume will be met no earlier than the fourth quarter of fiscal year 2006. Once these sales volumes are achieved, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction, the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

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

     The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of June 30, 2004, approximately 34.8% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

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

     Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

  Properly identify customer needs;

  Prove feasibility of new products;

  Limit the time required from proof of feasibility to routine products;

  Limit the timing and cost of regulatory approvals;

  Respond effectively to demands of aging equipment and issues of technology obsolescence;

  Price our products competitively;

  Manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

  Manage customer acceptance and payment for products;

  Limit customer demands for retrofits of both new and old products; and

  Anticipate and compete successfully with competitors’ efforts.

     We cannot be sure that we will be able to successfully develop, manufacture and phase in new products or product enhancements. Without the successful introduction of new products and product enhancements, we may be unable to attract and retain customers and our revenue and operating results will suffer. In addition, even if customers accept new products or product enhancements, the revenues from such products may not be sufficient to offset the significant costs associated with making such products available to customers. Also, announcements of new products or product enhancements may cause customers to delay or cancel their purchasing decisions in anticipation of such products, and further result in sales price decreases and obsolescence of existing product inventory.

If we fail to protect our intellectual property rights, our competitors may take advantage of our ideas and compete directly against us.

     We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of June 30, 2004, we have thirty-three (33) issued U.S. patents and forty-one (41) patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan, including through our ownership of Mirada Solutions Limited. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

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

     Currently, twenty (20) of our issued patents are held in the name of CPS. If Siemens exercises its right to purchase a majority interest in CPS, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CPS such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

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

  Costly litigation and damage awards;

  Diversion of management attention and resources;

  Product shipment delays or suspensions; and

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

We anticipate that our expenses will increase substantially in the foreseeable future as we:

  Continue to invest in research and development to enhance our products and develop new technologies, such as molecular probes;

  Develop additional applications for our current technology;

  Increase our marketing and selling activities;

  Continue to increase the size and number of locations of our customer support organization, including international expansion;

  Continue to expand our network of PETNET radiopharmacies in the U.S. and internationally;

  Develop additional manufacturing capabilities and infrastructure; and

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

  The budget cycles of our customers;

  The availability of financing to our customers;

  The size, timing and contract terms of specific sales and any collection delays or defaults related to those sales;

  Changes in the relative contribution to our revenue from our various products;

  The seasonality of capital equipment sales, with the fourth fiscal quarter traditionally being the highest;

  Product and price competition;

  The timing, market acceptance and development costs of new product introductions and product enhancements by us or our competitors;

  The length of our sales cycle;

  The timing of hiring and the timing of incentive compensation for our sales and marketing personnel;

  Changes in healthcare reimbursements and governmental laws and regulations;

  A downturn in general economic conditions; and

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

     We conduct business globally. International sales accounted for approximately 28.7% and 23.6%, and 20.7% and 24.7%, respectively, of sales in the three month and nine month periods ending June 30, 2004 and 2003. Our sales in the U.S. have grown rapidly as a result of a significant expansion in the U.S. market for PET products and services and our expanded product line. We also acquire various raw materials and components from international suppliers. We intend to expand our activities in international markets, including sales of cyclotrons, radiopharmaceuticals, calibration sources, workstations and other PET related products. We cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors, including:

  Difficulties in enforcing agreements and collecting receivables through the legal systems of foreign countries;

  The longer payment cycles associated with many foreign customers;

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

     Some states require health care providers to obtain a certificate of need or similar regulatory approval prior to the acquisition of high-cost capital items including molecular imaging systems like ours or the provision of diagnostic imaging services. In many cases, a limited number of these certificates are available. As a result of this limited availability, hospitals and other health care providers have at times been unable to obtain a certificate of need and purchase our PET scanners. Further, our sales cycle for PET scanners is typically longer in certificate of need states due to the time it takes our customers to obtain the required approvals. Accordingly, certificates of need or similar requirements could limit our ability to market our products and adversely impact our revenues and results of operations. Also, our ability to grow our radiopharmaceutical distribution network is contingent on our or our customers’ ability to obtain the necessary licenses and registrations for each new facility, which may include a radioactive materials license, pharmacy license, and cyclotron registration. If we or our customers fail to obtain such licenses and registrations or if substantial delays are incurred in obtaining such licenses and registrations, we may be unable to expand this business and our sales growth will be negatively impacted. Further, the pharmacists operating in our PETNET radiopharmacies must be licensed and many states require imaging technologists that operate PET systems to be licensed or certified. Any lapse in our licenses, or the licenses of our pharmacists or technologists, or our inability to attract and retain licensed pharmacists and technologists, could increase our costs and adversely affect our operations and financial results. In addition, our customers must meet various federal and state regulatory and/or accreditation requirements in order to receive payments from the government-sponsored health care programs such as Medicare and Medicaid. Any lapse by our customers in maintaining appropriate licensure, certification or accreditation or the failure of our customers to satisfy the other necessary requirements under government-sponsored health care programs could cause our sales to decline.

Our business strategy emphasizes growth, which places significant demands on our financial, operational and management resources and creates the risk of failing to meet the growth expectations of investors.

     Our growth strategy includes efforts to develop new products, services and technologies as well as new distribution channels. The pursuit of this growth strategy consumes capital resources, thereby creating the financial risk that we will not realize an adequate return on this investment and also exposes us to the risk that the value of recorded assets could become impaired. In addition, our growth may involve the acquisition of companies, the development of products or services or the creation of strategic alliances in areas in which we do not currently operate. This would require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. The success of our growth strategy also depends on our ability to expand our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success or failure of our growth strategy is difficult to predict. The failure to achieve our stated growth objectives or the growth expectations of investors could disappoint investors and harm our stock price. We may not be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.

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

     Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 28.4% of our common stock as of June 30, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that could be favorable to our investors.

Certain provisions of our charter, bylaws and Delaware law may delay or prevent a change in control of our company.

     Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include:

  a staggered board of directors;

  limitations on persons authorized to call a special meeting of stockholders;

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

  volume and timing of orders for our products;

  our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

  the announcement of new products or product enhancements by us or our competitors;

  announcements of technological or medical innovations in the monitoring or treatment of disease;

  product liability claims or other litigation;

  quarterly variations in our or our competitors’ results of operations;

  changes in governmental regulations or in the status of our regulatory approvals or applications;

  changes in the availability of third-party reimbursement in the United States or other countries;

  changes in earnings estimates or recommendations by securities analysts; and

  general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility, our industrial revenue bonds, mortgage loan and a building construction loan. These borrowings bear interest at variable rates. Based on our outstanding borrowings during the three month period ended June 30, 2004, a hypothetical 1.0% increase in interest rates would have increased our interest expense by less than $0.1 million and would have decreased our cash flow for the quarter from operations by less than $0.1 million.

     The Company's cash equivalents and short-term investments are subject to market risk, primarily interest-rate and credit risk. The Company's investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting the Company's investments to high credit quality securities with relatively short-term maturities.

     As of June 30, 2004 we had cash and cash equivalents of $28.7 million which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Foreign Currency Exchange Risk

     International revenues from the Company's foreign direct sales and distributor sales comprised 28.7% and 23.6% and 20.7% and 24.7%, respectively, of total revenues for the three month and nine month periods ended June 30, 2004 and 2003. The Company is exposed to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation and as U.S. dollar denominated long-term debt in our international subsidiaries is revalued. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. A 10% increase in the value of the U.S. dollar relative to other currencies would result in transaction losses and increase long-term debt by approximately $0.1 million. Due to the long-term nature of the foreign currency debt there would be no immediate cash flow impact.

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

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

ITEM 1. Legal Proceedings

     On November 21, 2002, General Electric Company filed an action against the Company and a former General Electric employee now employed by the Company in the District Court of Johnson County, Kansas, Civil Case No. 02-CV-07947. The complaint charges the Company and its employee with alleged misappropriation of trade secrets and unfair competition, and the employee with breach of contract and breach of fiduciary duty. A settlement was reached between the parties in this case and in the following case, and an order of dismissal, with prejudice, was entered by the District Court of Johnson County, Kansas on June 4, 2004.

     On September 19, 2002, General Electric filed a complaint against two former employees of General Electric who are now employed by CTI in the United States District Court, Eastern District of Wisconsin. The complaint alleged threatened or actual misappropriation of trade secrets, breach of contract and unfair competition. On November 24, 2003, General Electric refiled this action in the United States District Court for the Eastern District of Tennessee, Knoxville Division, against the two employees, CTI and PETNET. A settlement was reached between the parties in this case and in the above-described case and an order of dismissal, with prejudice, was entered by the District Court for the Eastern District of Tennessee on June 17, 2004.

     On January 30, 2004, the University of Pittsburgh (Pitt) filed suit in the U.S. Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. On June 30, 2004, the District Court for the Western District of Pennsylvania entered an order transferring the case to the District Court for the Eastern District of Tennessee. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

ITEM 2. Changes in Securities and Use of Proceeds
a)	Modification of Constituent Instruments: None

b)	Modification of Stockholder’s Rights: None

c)	Sales of Unregistered Securities: On June 30, 2004, the Company issued 1,480,465 shares of its common stock in connection with the acquisition of Concorde Microsystems, Inc., as disclosed elsewhere in the Quarterly Report on Form 10-Q.

d)	Use of Proceeds: The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16.0 million was approximately $171.4 million. As of June 30, 2004, $10.2 million of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $0.3 million of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, approximately $62.0 million of the net offering proceeds had been used to decrease our outstanding balance under our credit facility, approximately $14.5 million had been used to extinguish capital lease obligations, and $11.4 million was used to repay our construction loan and our mortgage loan agreement. In addition, approximately $40.1 million was used for the acquisitions of our subsidiaries CTI Concorde Microsystems, LLC, in June 2004 and Mirada Solutions Limited in August 2003. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

     e)      Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(1)	Exhibit 10.1*	Sales Agency and Services Agreement between Siemens Medical Solutions
USA, Inc., CTI Molecular Imaging, Inc and CTI PET Systems, Inc. dated
May 1, 2004 (The Company has requested confidential treatment from the
Commission with respect to certain portions of this exhibit.)

	(2)	Exhibit 10.2*	Asset Purchase Agreement between CTI Molecular Imaging, Inc., CTI
Concorde Microsystems, LLC and Concorde Microsystems, Inc. dated June
17, 2004

	(3)	Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

	(4)	Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

	(5)	Exhibit 32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(6)	Exhibit 32.2**	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	*	The Company agrees by this filing to furnish supplementally to the Commission, upon request, a copy of the exhibits and/or schedules to this agreement.

	**	In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an
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

	(1)	Current Report on Form 8-K filed with the Commission on May 5, 2004 reporting the
Company’s entry into a Sales Agency and Services Agreement between Siemens Medical
Solutions USA, Inc., the Company and CTI PET Systems, Inc. dated May 1, 2004;

(2)	Current Report on Form 8-K furnished to the Commission on May 5, 2004, announcing the Company’s financial results for the first quarter of its fiscal year ending March 31, 2004; and

(3)	Current Report on Form 8-K filed with the Commission on June 30, 2004 reporting the closing of the Asset Purchase Agreement between the Company, CTI Concorde Microsystems, LLC and Concorde Microsystems, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.

/s/ David N. Gill

David N. Gill
Chief Financial Officer and Senior Vice President

August 9, 2004

