Form 10-K
period 2004-09-30
CTI MOLECULAR IMAGING INC
filed 2004-12-14
CIK 1129552

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004

or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of common stock held by non-affiliates of the registrant was $462,601,992 as of March 31, 2004, based upon the last sale price of such stock as reported on the Nasdaq National Market on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates).

      There were 46,925,900 shares of common stock outstanding at December 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the registrant’s proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

CTI MOLECULAR IMAGING, INC.

FORM 10-K

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This report contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after September 30, 2004;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services and the market acceptance of CTI’s products and services;

•	our business strategies and our ability to grow our business;

•	competition, pricing, the seasonality of capital equipment sales, the timing of orders from and shipments to distribution partners and customers, and the availability of financing services for customers;

•	our ability to enhance existing, or develop new, products and services and the impact of any such enhancements or developments;

•	the development and timing of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available, and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners;

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights; and

•	our future sources of and needs for liquidity and capital resources.

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

Overview

      We are a leading manufacturer of positron emission tomography imaging equipment and related molecular imaging products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that images the biology of disorders at the molecular level often before anatomical changes are visible. This allows physicians to diagnose and treat a broad range of diseases earlier and more accurately than other imaging technologies that focus on anatomic abnormalities. We provide the most comprehensive product line for PET, including scanners, cyclotrons, microPET® animal scanners, radiopharmaceuticals, detector materials, medical image analysis applications, and support services. Our business model emphasizes our focus on PET, our ability to provide a “total solution” for our customers, our proprietary technology rights and our proven track record of technological innovation.

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

      We believe the market for PET products and services will continue to grow for the following reasons:

•	the increasing number of PET procedures for which Medicare and private insurance reimbursement is available;

•	increasing recognition by physicians of the clinical advantages of PET and an increasing number of PET providers;

•	the expansion of PET applications beyond the diagnosis of disease and into the monitoring of disease therapy;

•	the discovery of additional clinical applications for PET;

•	the aging of the population and the resultant increasing number of patients with cancer, cardiac disease, neurological disorders and other diseases for which PET scans are performed;

•	technological innovations involving PET that shorten scan times and improve imaging capabilities, such as the current generation of LSO-based scanners and the combined PET/CT scanner; and

•	the increasing availability of the radiopharmaceuticals used in PET, as well as the development of new radiopharmaceuticals that extend PET technology to new applications.

      We believe we are well positioned to benefit from the anticipated growth in the PET market due to our approach of offering health care providers a comprehensive line of the products and services necessary to incorporate the benefits of PET into their clinical settings. We manufacture and distribute a broad line of sophisticated PET and PET/CT scanners through CTI PET Systems, Inc., doing business as CPS Innovations (CPS). We manufacture the detection materials and sources utilized in PET scanners including our proprietary lutetium oxyorthosilicate, or LSO, technology. We have a nationwide network for the production and distribution of the highly specialized radioactive pharmaceuticals used in PET imaging, and we are a leading manufacturer of the cyclotron equipment used to produce those radiopharmaceuticals. Through our subsidiary, CTI Concorde Microsystems, LLC (Concorde), which we acquired in June 2004, we manufacture and distribute microPET® animal scanners, which are small animal PET systems for laboratory animals used in medical research. Our subsidiary, Mirada Solutions Limited (Mirada), develops and licenses medical image analysis applications, which are designed to provide our customers with innovative, unique and productive tools for the creation, display and analysis of molecular images. We also provide a variety of valuable services including site planning, installation, preventive maintenance and repair, technical support, and marketing support for users of PET technology.

Industry Background

The Science of PET

      The basis of PET imaging is the labeling of small, biologically important molecules, such as glucose, amino acids, pharmaceuticals or even water, with positron-emitting radionuclides that are injected into patients. These injected materials are referred to as radiopharmaceuticals. The radionuclides undergo radioactive decay, whereby their nuclei emit positrons that travel a very short distance in tissue before colliding with electrons, converting their total mass into detectable forms of energy. In the modern PET scanner, thousands of small detectors are configured to surround the patient’s body. Computer reconstruction of the data acquired by these detectors permits a visual depiction of a metabolic process within cells of the organ systems of the body.

      In common applications relating to cancer, a few milliliters of a water-based solution containing a minute amount of sugar tagged with the radionuclide fluorine-18, known as F-18-fluorodeoxyglucose, or FDG, is injected into a patient. FDG is delivered throughout the body via the blood stream, and like natural sugar in the blood, FDG is taken into normal cells of organs as well as cancerous cells. Because many types of cancer cells use sugar and grow much faster than normal cells, they consume FDG at a much higher rate than normal cells. The PET scanner produces an image of the consumption of FDG in cells of the organs and tissues throughout the body. Like many diseases, cancer is a metabolic abnormality. PET’s ability to image the metabolic process enables an earlier and more accurate diagnosis of the disease and monitoring of the effectiveness of therapy.

      Other promising applications for PET include cardiac disease and neurological disorders. In cardiology, PET images can be used to assess coronary artery disease (CAD) and left ventricular dysfunction. Physicians can use PET images to determine the presence and extent of heart disease and to assist in determining whether invasive procedures are necessary and will benefit the patient. In addition to examining blood flow to the heart, PET is used for patients with heart disease to determine whether cells of the heart are dead or alive. The use of PET prior to angioplasty and bypass surgery to assess the viability of heart tissue and the likelihood of a successful outcome could have significant cost advantages to payors by eliminating expensive, unnecessary revascularization procedures. PET is also used to research neurological disorders such as Alzheimer’s disease, Parkinson’s disease and epilepsy.

      The effective use of a PET scanner depends on a readily available supply of radiopharmaceuticals, which are very short lived, making local availability essential. The radionuclides used to tag most clinically important radiopharmaceuticals are produced using a sophisticated piece of electronic equipment called a cyclotron, which requires specially trained technicians and a licensed special purpose facility. Historically, institutions performing PET scans required an on-site cyclotron to produce radiopharmaceuticals on demand. PET customers now have an alternative to installing and operating cyclotrons on-site by obtaining local distribution of radiopharmaceuticals from specialized pharmacy providers. We expect the market for radiopharmaceuticals to grow as the adoption and utilization of PET continues to grow and as new and more effective radiopharmaceuticals are developed for additional applications of PET technology.

      The most common medical imaging technologies in the U.S. today are X-ray, CT, ultrasound and MRI. These imaging technologies have several advantages over PET, namely they represent the current standard of patient care, provide clear anatomical images (in the case of CT and MRI), generally are reimbursed, are fast (in the case of X-ray and CT) and today’s radiologists are very competent in reading these types of images. In comparison to CT and MRI, PET has some disadvantages including the lack of reimbursement for several types of cancer and the steep physician learning curve associated with PET. The poor accuracy of FDG in certain cancers such as prostate cancer is another limitation of PET. However, we do not believe that PET and MRI compete with one another as MRI is primarily used for diagnosing musco-skeletal injuries. Furthermore, we believe that PET and CT are complementary, as evidenced by the development of the combined PET/CT scanner.

      PET is fundamentally different from X-rays, CT, ultrasound and MRI technologies. With X-rays, CT, ultrasound and MRI, an abnormality must manifest itself as a change in body structure or anatomy, such as the development of a sizeable tumor, before it can be detected. PET, on the other hand, can, in many cases, identify diseases earlier and more specifically than X-rays, CT, ultrasound or MRI by detecting abnormalities in cellular activity that precede anatomical change. In addition, unlike other imaging technologies, which merely confirm the presence of a mass, PET often enables physicians to distinguish between benign and malignant disorders or between living and dead tissue. PET can also be more effective in monitoring the treatment of disease. For example, treating cancer with chemotherapy leads to changes in cellular activity, including a decline in the consumption of sugar and FDG, that are observable by PET long before structural changes can be measured by X-rays, CT, MRI or ultrasound. Accordingly, PET can enable a physician to evaluate the efficacy of a prescribed treatment regimen, perhaps leading to a modification in treatment, before such an evaluation could be made using X-rays, CT, MRI or ultrasound.

The Growth of PET

      One of the principal reasons for growth in the PET market is the increasing number of PET applications being approved for reimbursement by third-party payors, such as Medicare, national and local private insurers and HMOs. Reimbursement is critical to increasing the adoption rate of PET by clinicians. Through active educational efforts, industry participants and associations, such as the Academy for Molecular Imaging, the Society of Nuclear Medicine and the Radiological Society of North America as well as the National Institutes of Health, have been successful in increasing the awareness of PET’s benefits to patients, physicians and members of the payor community and in increasing the number of PET applications for which reimbursement is available. On July 1, 2001, the Center for Medicare and Medicaid Services (CMS), which administers Medicare and Medicaid, expanded its policy to cover PET scanning in six oncology applications, two cardiac applications and one neurological application. Effective October 1, 2002, CMS expanded coverage for breast cancer and heart disease. Effective October 1, 2003, CMS announced expansion of Medicare coverage for PET to include thyroid cancer and patients with potential cardiac disease. On June 5, 2004, CMS announced the expansion of Medicare coverage for PET to include a subset of patients with Alzheimer’s disease.

      The following table summarizes the PET applications that have been approved for reimbursement by CMS. As used in the following table, the term “staging” generally refers to the use of PET in the initial diagnosis process to verify the status of the disease. The term “restaging” generally refers to the use of PET following, and in some instances during, the treatment process to determine the status of the disease and the effectiveness of the treatment regimen.

Effective Date	Clinical Condition	Coverage

March 14, 1995	Perfusion of the heart (Rubidium 82 tracer)	Non-invasive imaging of the perfusion of the heart
January 1, 1998	Lung cancer (non-small cell)	Initial staging
January 1, 1998	Solitary pulmonary nodules (SPN’s)	Characterization

Effective Date	Clinical Condition	Coverage

July 1, 1999	Colorectal cancer	Determining location of tumors if rising carcinoembryonic antigen (CEA) level suggests recurrence
July 1, 1999	Lymphoma	Staging and restaging only when used as an alternative to gallium scan
July 1, 1999	Melanoma	Evaluating recurrence prior to surgery as an alternative to a gallium scan
July 1, 2001	Colorectal cancer	Diagnosis, staging and restaging
July 1, 2001	Esophageal cancer	Diagnosis, staging and restaging
July 1, 2001	Head and neck cancers (excluding central nervous system and thyroid)	Diagnosis, staging and restaging
July 1, 2001	Lung cancer (non-small cell)	Diagnosis, staging and restaging
July 1, 2001	Lymphoma	Diagnosis, staging and restaging
July 1, 2001	Melanoma	Diagnosis, staging and restaging; not covered for evaluating regional nodes
July 1, 2001	Myocardial viability	Covered only following inconclusive single photon emission computed tomography (SPECT)
July 1, 2001	Refractory seizures	Pre-surgical evaluation
October 1, 2002	Myocardial viability	Primary evaluation or initial study to determine myocardial viability prior to revascularization
October 1, 2002	Breast cancer	Staging for metastasis/restaging for regional and/or distant metastasis and monitoring response to therapy
October 1, 2003	Thyroid cancer	Restaging of recurrent or residual thyroid cancers of follicular cell origin that have been previously treated by thyroidectomy and radioiodine ablation and have a serum thyroglobulin > 10 ng/ml and negative I-131 whole body scan performed
October 1, 2003	Perfusion of the heart	Noninvasive imaging of the perfusion of the heart or using ammonia N-13 (non-FDG) tracer.
June 5, 2004	Alzheimer’s Disease	Coverage for patients when a specific diagnosis remains uncertain despite a thorough clinical evaluation as well as for patients with early dementia or unexpected memory loss who are enrolled in clinical trials.

Source: Section 50-36 of the CMS Coverage Manual and CMS Decision Memoranda #CAG-00094A and #CAG 00098N. Information for 2004 and 2003 obtained from www.ami-imaging.org.

      As the foregoing table suggests, the majority of PET scans today are performed for oncology procedures. According to the U.S. Centers for Disease Control, cancer is the second leading cause of death in the U.S., with one in four deaths in the U.S. related to cancer. Incidence of cancer increases with age. The number of Americans aged 45-64 who will reach 65 over the next two decades increased by 34% during the past decade. We believe the volume of PET scans in the oncology market will continue to grow as the aging of the population drives a corresponding increase in the number of patients with cancer, as future discoveries bring additional oncology applications, and as expanding reimbursement of cancer indications makes PET more widely available to physicians and patients.

      We also expect new innovations involving PET. Research and development activities in the industry are focused on decreasing scan times, thereby increasing patient throughput capacity and improving patient comfort and image quality. For example, by using detectors made from lutetium oxyorthosilicate, or LSO, rather than the traditional detector material, bismuth germanate, or BGO, scan times for certain routine procedures have decreased from approximately thirty minutes to approximately ten minutes. Other research and development activities focused on improving image quality resulted in the commercial introduction of a combined PET/ CT scanner. The combination of PET and CT technologies in a single scanner results in better diagnostic and therapy monitoring capability than either technology alone and allows physicians to identify the location of biological abnormality with more precision. By pinpointing the location of malignant tumors and providing clearer images, we believe the combined PET/ CT eventually has the potential to change the practice of cancer treatment by, for example, facilitating concurrent tumor ablation or resection. We also believe that research and development activities focused on the development of new radiopharmaceuticals may allow PET technology to detect and monitor additional diseases which, in turn, could increase the number of recognized indications for PET.

Business Strategy

      Our business focuses on enabling diagnosis and therapy management for cancer, cardiac disease and neurological disorders using PET and molecular imaging technology. Our overall goal is to expand and integrate PET into standard clinical practice by delivering innovative “total solutions” that support adoption and use of PET technology. We intend to enhance our position as a leading provider of comprehensive PET products and services in order to capitalize on the rapidly growing molecular imaging market. To achieve this objective, we intend to pursue the following strategies:

      Increase Overall Utilization of PET Technology. We intend to stimulate increased utilization of PET procedures by:

•	supporting efforts to increase the number and scope of PET procedures that are approved for reimbursement;

•	educating physicians, patients, pharmaceutical companies and payors regarding the clinical advantages of PET;

•	expanding the utilization of our PET technologies beyond diagnosis to a broader management of the treatment of disease; and

•	developing new applications for PET technology by developing new radiopharmaceuticals, by supporting clinical trials that involve PET and by collaborating with pharmaceutical companies.

      Continue Offering Customers a Comprehensive Line of PET Products and Services. We offer a broad range of products and services that complement our sophisticated PET imaging equipment in order to:

•	better compete with larger imaging equipment companies that have captive finance companies and a broader imaging product line but lack the full array of PET products and services that customers need to operate PET imaging centers;

•	offer products and services that are comprehensive yet individually tailored to meet the differing needs of a variety of customers in a variety of clinical settings;

•	facilitate entry into the PET imaging business by offering new providers a comprehensive approach of products and services necessary to incorporate the benefits of PET into a clinical setting; and

•	capture a greater share of PET-related expenditures as the market for PET imaging products and services continues to grow.

      Continue to Build Our Production and Distribution Network for Radiopharmaceuticals. We intend to further expand our existing network of radiopharmaceutical production and distribution facilities in order to:

•	seize “first mover” advantage by being the first PET radiopharmacy in targeted markets and leveraging our access to lower cost, self-manufactured cyclotrons;

•	continue to grow our recurring revenue streams; and

•	extend the reach of the radiopharmacy network and leverage this greater scale to achieve operating efficiencies and improve delivery time and quality of service.

      Maintain Our Leadership in PET Scanner Technology Through Focused Research and Development. We have been a leading innovator of PET technology, and through CPS are dedicated to the continued development of PET scanners in order to:

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

      Develop New Proprietary Radiopharmaceuticals. We intend to focus significant research and development efforts on our radiopharmaceuticals business, including efforts to:

•	develop new varieties of radiopharmaceuticals to be used as biomarkers to characterize the varied pathways of disease and extend the use of PET imaging to additional diseases; and

•	explore new therapeutic applications for PET.

      Facilitate Pharmaceutical Development by Providing a Full Line of PET-Related Products and Services. We intend to focus increasing research and development efforts on our biomarker development business, including efforts to:

•	collaborate with leading pharmaceutical companies and academic institutions to, among other things, improve their process for conducting drug development and clinical trials;

•	obtain access to pharmaceutical compounds for use as molecular probes;

•	expand research applications of PET technology; and

•	utilize the technologies of our subsidiaries Concorde and Mirada, acquired in 2004 and 2003, respectively, to better leverage opportunities for our molecular imaging products with leading pharmaceutical companies and academic and research institutions.

Our Products and Services

      Our products and services can be broadly classified into three principal categories:

•	PET and PET/ CT scanners;

•	detector material products; and

•	Other PET products and services.

      For a discussion of segment financial information, see “Segments” in note 13 of the notes to our consolidated financial statements appearing elsewhere in this annual report.

PET and PET/ CT Scanners

      Our subsidiary, CPS, manages the development, manufacturing and distribution of the ECAT® line of PET and PET/ CT scanners. The ECAT® scanner line performs simultaneous acquisition, image reconstruction, processing, and data analysis, which improves patient throughput and delivers prompt results. The scanners produced by CPS range in price from $0.6 million to $2.3 million and offer customers a range of throughput times, resolution and image quality. With the variety in pricing and function, we are able to meet the needs of small and mid-sized imaging centers, as well as larger facilities that require more extensive equipment for clinical research purposes.

Detector Material Products

      We are the only manufacturer of lutetium oxyorthosilicate, or LSO, as a detector material for use in our scanners. LSO is a lutetium based scintillator material, the chemical compound of which was patented by Schlumberger Technology Corporation. By using LSO as a detector material in our products, our scanners provide improved performance and diagnostic accuracy by decreasing patient scan times and increasing image quality. We have exclusive rights to the development and manufacturing of LSO as a detector material. We acquired these exclusive rights from Schlumberger in February 1995. The exclusive rights terminate upon the expiration of Schlumberger’s patents for LSO, which are currently scheduled to expire in October 2008. While LSO is the only lutetium based scintillator material currently used in the PET industry, it may be possible for others to produce a lutetium based detector that does not contain LSO without violating the Schlumberger patent and, therefore, our exclusive license. Previously we manufactured bismuth germanate, or BGO, a detector material, which is still used in competitive scanners.

We discontinued the use of BGO in our scanner manufacturing because of the significant advantages of LSO, as outlined in the following table:

LSO
Feature	LSO	BGO	Advantage
Scan Time
The shorter the decay constant for the detector material, the shorter the patient scan time	Decay constant of 40 nanoseconds, or more than seven times faster than BGO.	Decay constant of 300 nanoseconds.	LSO-based scanners generally exhibit a shorter patient scan time than BGO-based scanners. This shorter scan time increases the number of patient scans that can be performed each day and reduces the likelihood of image distortion due to patient movement.
Image Quality
Detector materials that provide a higher light output allow for higher image resolution and higher sensitivity	LSO has a light output of 75 on a scale of 100, or five times greater light output than BGO.	BGO has a light output of 15 on a scale of 100.	The increased light output results in higher image resolution for LSO-based scanners and allows the detection of smaller lesions.

Proprietary Technology	We have an exclusive license to use LSO in the molecular imaging market.	BGO is commonly used by our competitors.	We believe the combination of our exclusive license to use LSO and the performance benefits of LSO provide us with a significant competitive advantage.

Other PET Products and Services

      Radiopharmaceuticals. We currently operate 41 radiopharmaceutical production and distribution centers, located in major metropolitan areas across the U.S., 1 radiopharmaceutical production and distribution center in the United Kingdom, and 1 radiopharmaceutical production and distribution center in South Korea. Of our 43 radiopharmacies, we operate 14 cyclotrons owned by others, or hosts, pursuant to contracts. Our radiopharmacies principally produce and distribute FDG, which is used in oncology, cardiology and neurology applications. These radiopharmacies can also manufacture and distribute research biomarkers under license. Our radiopharmacies allow customers to obtain a cost effective source of radiopharmaceuticals without having to purchase and operate their own cyclotron. In addition, our nationwide network of distribution centers provides our customers with assurance that their radiopharmaceutical requirements will be satisfied in a timely manner that reduces scanner downtime and facilitates patient scheduling. We also provide various PET-related services including reimbursement education, radiation safety consulting, licensure assistance and marketing assistance. We believe that the demand for radiopharmaceuticals will follow the future growth of the PET market. To meet this demand, we expect to continue to expand our network of radiopharmacies.

      Cyclotron Systems. We manufacture cyclotrons for the production of radiopharmaceuticals by our own radiopharmacies and for sale to hospitals and imaging centers that choose to manufacture radiopharmaceuticals. Our cyclotrons provide a cost-effective, easy-to-operate, self-shielded, and automated system that produces positron-emitting radionuclides and compounds used in making radiopharmaceuticals such as FDG. We developed these systems to improve efficiency and lower cost while maintaining high levels of performance, improved production capacity and automated operation. Our cyclotrons combine high beam quality and shielding with efficiencies in space requirements, building modifications and operating costs. Currently, we offer cyclotron models for hospital use, research use, and high-yield commercial use.

      Mirada Medical Image Analysis Applications. Through Mirada, we develop and supply computer workstations and software designed to improve the quality of care delivered by our customers to their patients, with innovative, unique and productive tools for the creation, display and analysis of molecular images. Mirada’s products include:

•	Reveal-MVS, a high-performance computer workstation for review, analysis, and image fusion of PET and PET/ CT images, available in customized versions for clinical and pre-clinical markets;

•	Fusion7DTM, an industry-leading image fusion software package, available as part of the Reveal-MVS system or for integration in a wide range of OEM imaging systems and PACS platforms;

•	RTistTM, an extension to the Reveal-MVS and Fusion7DTM products that provides interconnectivity and communication with radiation therapy systems, enabling PET imaging to play a major role in treatment delivery; and

•	SceniumTM, advanced quantification for PET neurological imaging, with particular capabilities for assessment of Alzheimer’s disease.

      Animal Scanners. Through Concorde, we develop and manufacture microPET® animal scanners, which are PET scanners for animals used in laboratory research. The research includes the use of PET imaging of laboratory animals in the drug development process. Concorde’s products include:

•	Focus 120, small laboratory animal scanners; and

•	Focus 220, primate animal scanners.

      Reveal Network Solutions. We have introduced an internet-hosting service called Reveal Network Solutions to connect physicians, radiopharmacies, patients, and PET providers. Reveal Network Solutions facilitates sharing relevant information including scheduling imaging procedures and researching important information about PET and related reimbursement rates.

      Additional Products and Services. Establishing, operating and maintaining a facility to conduct molecular imaging procedures requires more than purchasing a molecular imaging scanner. Our customers face challenges ranging from designing their facility to educating referring physicians and imaging technologists in the operation of the scanner. Our extensive experience in the molecular imaging industry allows us to help our customers through this process by offering a broad range of services. These include:

•	Preventive maintenance and repair services;

•	Site planning and installation services;

•	Radioactive materials licensing;

•	Technologist recruiting and training;

•	Physician training;

•	Technical support; and

•	Calibration sources.

Research & Development

      Our founders are recognized leaders in the development of PET technology. Our President and Chief Executive Officer and director, Ronald Nutt, Ph.D., has been credited with co-developing the combined PET/ CT and our director, Michael Phelps, Ph.D., one of the original inventors of the PET scanner, is a leading academic figure in PET. We have been responsible for the development of many of the major commercial innovations in PET since our formation in 1983. The following table highlights some of these innovations:

Date	Innovation

1985	Invented the block detector which assisted in the commercial introduction of PET by lowering the cost and increasing the performance of PET equipment
1990	Developed the first three dimensional high resolution PET that images human organs in a single frame
1992	First to develop whole body imaging capability
1995	Developed the first whole body three dimensional PET scanner for cancer
1997	Commercially introduced the RDS 111 cyclotron which incorporated proprietary technology that lowered the cost, target volumes and power requirements for our cyclotrons and provided electronic automated preparation of radiopharmaceuticals
1998	Developed the first 2mm multi-slice brain scanner for research
1998	Filed patent application for the combined PET/ CT and demonstrated the first clinical image using a PET/ CT
1999	Mirada obtained FDA clearance for first non-rigid image registration algorithms
2000	Concorde Microsystems, Inc. shipped the first commercial microPET® animal scanner
2001	Introduced LSO scanners on a commercial basis
2003	Introduced high resolution (Hi-Rez) PET/ CT

      Our research and development team focuses on developing the next generation of PET technologies. In addition to our internal ideas, our research and development department collaborates with a network of leading physicians, academic imaging experts and, in the case of CPS, with our distributors. We incurred $33.4 million in 2004, $31.3 million in 2003 and $21.7 million in 2002 in research and development expenses, including clinical and regulatory expenses.

      To enhance our research capabilities, we have also entered into collaboration arrangements with a number of universities and research institutions. We have a collaboration agreement with UCLA for the development of new molecular imaging technology. This relationship has led to a number of breakthrough developments in molecular imaging, from imaging the expression of genes to the development of new experimental radiopharmaceuticals. Our image of Alzheimer’s-related plaques using a new radiopharmaceutical was selected as the image of the year in 2001 by the Society of Nuclear Medicine. CPS also worked with Dr. David Townsend at the University of Geneva, now with the University of Tennessee, who was named the “Distinguished Clinical Scientist of the Year for 2004” by the Academy of Molecular Imaging, to develop the PET/ CT, which was recognized by TIME Magazine as the medical science “Invention of the Year” in 2000. Further, CPS worked with the Max Planck Institute in Germany to develop the first large field of view clinical scanner in 1990 and, more recently, a 2mm brain scanner used for neurological research. These collaboration arrangements have increased our access to world-class physicians and scientists and have given us a platform to expand our name recognition in the scientific and medical communities and to increase understanding among physicians of the benefits of PET.

      Our role as a leader in the area of research and development is exemplified by the academic and research institutions that use our products. Today, our products are used by many of the leading medical, pharmaceutical and scientific institutions including The Cleveland Clinic, Columbia Presbyterian, Emory University, Washington University in St. Louis, Baylor University, UCLA, Massachusetts General Hospital, MD Anderson Cancer Center, Hospital San Raffaele in Milan, Italy, DKFZ German Cancer Research Center in Heidelberg, Germany, Peking Union Medical College in Beijing, China, Max Planck Institute in Köln, Germany, and Service Hospitalier Frederic Joliot in Orsay, France.

Products Under Development

      CPS develops dedicated PET scanners that use our advanced LSO-based detector materials. These scanners provide substantially higher patient throughput while providing improved image quality and upgradeable performance. CPS also develops PET/ CT scanners that incorporate advanced LSO-based detector systems. Future PET/ CT scanners are expected to better integrate PET and CT technologies to further decrease body scan time while improving image quality.

      We are also expending significant resources in the development of the next generation of commercially available radiopharmaceuticals. Through this development process, we hope to expand the number of PET indications by, among other things, creating new proprietary radiopharmaceuticals that will allow PET to diagnose and manage an increasing number of diseases and to produce a closer alignment between molecular imaging of disease with PET radiopharmaceuticals and the treatment of disease with pharmaceuticals. Currently, we are working on the development of new radiopharmaceuticals to enhance the ability of PET to detect disorders such as inflammation, breast cancer, Parkinson’s disease and Alzheimer’s disease.

      In order to further enhance our role as a leader in developing new PET technology and radiopharmaceuticals, we have established a collaborative research and development facility with the UCLA School of Medicine. We refer to this facility as the LA Tech Center. One of the goals of the LA Tech Center’s research is to establish new biomarkers that will eventually allow medical personnel to probe the various pathways of disease, using methods similar to those used today by in vitro laboratory techniques. Another primary goal of the LA Tech Center is to expand the use of PET technology to accelerate the drug development process. We believe PET has a number of advantages over other imaging modalities that will allow pharmaceutical companies to use PET to more quickly identify whether their developmental drugs are reaching their intended targets and achieving the desired therapeutic results. We anticipate that the use of PET by pharmaceutical companies could help to improve their success rate in clinical trials and speed up the drug development process. In addition, we expect that an increase in the number and type of pharmaceuticals available to PET providers, will increase the rate of PET adoption.

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

      Put/ Call Provision. The joint venture agreement contains, among other things, a put/call provision pursuant to which Siemens has the right to acquire from us for cash up to that number of shares of CPS common stock necessary to bring Siemens’ aggregate ownership interest in CPS to 80%. We refer to this as the call right. The call right becomes exercisable upon CPS exceeding certain PET scanner unit sales volumes, as described below. Upon an exercise by Siemens of the call right, we have a one-time right to defer the sale for a period of one year. Upon CPS exceeding the same minimum unit sales volumes, we have a right to require Siemens to purchase from us the same number of shares of CPS common stock. We refer to this as the put right. Upon our exercise of the put right, Siemens also has a one-time right to defer its purchase for a period of one year.

      The exercisability of the put/call right is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of September 30, 2004, the cumulative total number of units sold by CPS was 852 and CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the put/call right to be exercisable. The cumulative unit sales requirement increases by 74 units each year. It is impossible to definitively state when the put/call right will become exercisable by either party. However, based upon our current forecasts, we do not expect this target level to be reached before the second half of fiscal year 2006. Siemens cannot exercise its option until the end of the fiscal year in which this target level is reached. Assuming that sales volumes are met in 2006 and further assuming the exercise of the one-year deferral right, the sale of CPS is not expected to occur before 2007.

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

      Use of Proceeds from Sale. If the put/call right is exercised, we will have broad discretion with respect to the use of the proceeds received from Siemens in connection with our sale of the shares of CPS. We will evaluate appropriate alternatives as we approach the cumulative totals. Possible uses of the proceeds include strategic acquisitions, investment in product development and repurchase of a portion of our outstanding shares.

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

      We have also agreed that for so long as we and Siemens each own more than 20% of the outstanding shares of CPS, our board of directors will nominate a representative of Siemens, chosen by Siemens, to serve as a member of our board of directors. Currently, Dr. Wolf-Ekkehard Blanz is the nominee selected by Siemens to serve on our board of directors.

      The joint venture agreement also contains provisions for the orderly and prompt resolution of disputes among the parties. In the seventeen years since the formation of the joint venture, the parties have only elected to avail themselves of the dispute resolution procedures twice. Most recently, the process was used in 2001 to address a contract interpretation issue with respect to the implementation of a multiple distributor strategy. A favorable resolution was reached that led to the expansion of our sales and marketing force for the distribution of products manufactured by CPS. Additionally, this process resulted in the signing of a number of new long-term contracts with Siemens and increased joint projects with Siemens on several new initiatives, including the development of more advanced PET/ CT capabilities.

      Intercompany Services between CPS and CTI. We have entered into an administrative services agreement with CPS pursuant to which we provide certain administrative services to CPS. Currently we provide CPS with human resources services, information technology services, facilities support and maintenance services, regulatory services and various other corporate services. We also allow employees of CPS to participate in our employee benefit programs, including our stock option plan and 401(k) savings plan.

Distribution Agreements

      Siemens served as our exclusive distributor of ECAT® scanners from 1987 to 1997. From 1997 until 2001, Siemens and CPS served as the only distributors of ECAT® scanners. In 2001, CPS adopted a multiple distributor strategy in order to expand its distribution channels. In November 2001 CPS added Hitachi Medical Systems America, Inc. as a third-party distributor of CPS’ products and in October 2003 CPS added Toshiba Medical Systems Corporation as a third-party distributor of CPS’ products in Japan.

      From 2001 to 2004, CTI served as a direct distributor of CPS’ products, as part of CPS’ multiple distributor strategy. These arrangements were amended by the execution of a Sales Agency and Services

Agreement with Siemens (the Agency Agreement), effective May 1, 2004, between CTI, CPS and Siemens. Pursuant to the Agency Agreement, Siemens appointed CTI as Siemens’ non-exclusive sales representative to solicit purchases of CPS-manufactured PET and PET/ CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative will be marketed and sold under the Siemens brand. In connection with this arrangement, Siemens will reimburse CTI for all directly related sales and marketing expenses, up to $10 million annually. During the year ended September 30, 2004, CTI recorded $4.0 million of revenue for the reimbursement of sales and marketing expenses.

      Service contracts entered into in connection with scanner sales in the United States after May 1, 2004 are divided equally between CTI and Siemens in terms of revenue. Siemens and CTI are free to independently pursue sales of service contracts to the installed base of CPS scanner customers. Each CTI sales order executed but not filled prior to May 1, 2004 will be concluded by CTI.

      During the two-year term of the Agency Agreement, CTI agreed to cease its sales and service of PET and PET/ CT scanners in international markets, except in South Korea and Japan. All existing scanner service contracts in international markets other than South Korea and Japan were assigned to Siemens. During the term of the Agency Agreement, CTI has agreed not to enter or re-enter any international market to sell or service PET or PET/ CT scanners, except that CTI may continue to pursue its existing business in South Korea and may retain its existing distribution agreement in Japan. In exchange for the assignment of the international service contracts, the covenant not to compete in the United States and international markets other than South Korea and Japan, certain price reductions for detector materials including on international scanner sales, and as compensation for the cost of closing certain international operations, Siemens paid CTI $2.2 million. CTI recognized $1.1 million as revenue during the year ended September 30, 2004, in association with the assignment of international service contracts. The remaining amount is being amortized over the two-year term of the agreement concurrent with our LSO price reduction and non-compete commitments. During the year ended September 30, 2004 $0.2 million of this remaining amount was amortized into earnings.

      Under the Agency Agreement, Siemens serves as CTI’s non-exclusive representative to offer for sale products manufactured by CTI and its subsidiaries to Siemens’ customers. Subject to the expiration or termination of any existing agreements for the provision of cyclotrons or radiopharmaceuticals to Siemens’ customers, Siemens has agreed to offer exclusively CTI’s cyclotrons, radiopharmaceuticals and calibration sources for sale to Siemens’ customers.

      The parties also agreed to certain changes in transfer prices charged to and received from CPS. Siemens and CTI agreed to reduce the transfer prices for CT components and LSO detector materials, respectively, sold to CPS. These price reductions are being passed on, dollar-for-dollar, in the form of lower transfer prices on scanners sold by CPS to Siemens. CPS agreed to a second round of transfer price reductions on scanners sold to Siemens, which are expected to become effective in December 2004.

      The initial term of the Agency Agreement is two years commencing May 1, 2004, and the term will be extended automatically for additional one-year periods unless either party provides written notice, as required, of its election not to renew. In the event the Agency Agreement is terminated or not renewed by Siemens for any reason, CTI has the right to resume distribution of PET and PET/ CT scanners in competition with Siemens. The Agency Agreement also provides that CTI can terminate this agreement under certain specified circumstances, including the event that certain total unit sales thresholds for PET and PET/ CT scanners are not met for a period of two consecutive fiscal quarters.

      Siemens also executed an agreement with Mirada, under which Siemens pays Mirada a fee to install Mirada’s image-fusion software on every workstation sold worldwide with a Siemens branded PET or PET/ CT scanner.

      Following the exercise of the put/call right, if the Agency Agreement is terminated or not renewed by Siemens, CTI will have the right to distribute PET products manufactured by CPS through at least 2010 on substantially the same terms as existed under the distribution agreement between CTI and CPS. During the term of our distribution agreement, we will have access to new products developed by CPS on the same terms and conditions that CPS grants distribution rights to Siemens.

Credit Facility

      Pursuant to the terms of our revolving credit facility, CPS is allowed to borrow up to $55.0 million under the credit facility to finance its operations. At September 30, 2004, CPS had no outstanding balance under the credit facility. CPS pays its pro rata portion of all fees and commissions under this credit facility. Our subsidiaries guarantee all obligations under the credit facility, except that the guarantee by CPS is limited to $55.0 million and does not include any advances under the credit facility that are loaned (on an intercompany basis) to our PETNET subsidiary. The credit facility and the obligations of our subsidiary guarantors under the credit facility are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee of CPS is principally limited to the accounts receivable and inventory of CPS.

Other Relationships

      In addition to the relationships previously discussed, we have entered into various other commercial arrangements with Siemens. For example, Siemens and CPS have an agreement pursuant to which Siemens supplies CPS with CT scanners for the purpose of manufacturing a combined PET/ CT scanner. Siemens also provides us with replacement parts, training and other support for the CT scanners incorporated into the combined PET/ CT systems. CPS also has a license to use Siemens’ syngo® software which is an important component of the operating system for the PET/ CT.

Competition

      The primary competitive factors in the PET equipment market are quality, technical capability, breadth of product line, distribution capabilities, price, the ability to offer vendor financing, and the ability to provide quality service and support. Our principal competition in the market for PET scanners comes from divisions or subsidiaries of much larger corporations such as GE Healthcare (formerly known as GE Medical Systems) and Philips Medical Systems. GE Healthcare markets and sells a combined PET/ CT, which is the main competitor to the PET/ CT manufactured by CPS. We also compete with Siemens in certain locations in connection with the sale and distribution of the PET scanners manufactured by CPS, as well as for service and support business. Our competitors also include academic institutions and other public and private research organizations that conduct research, seek patent protection and establish arrangements for commercializing products that compete with our products. We are not as large a company as our primary competitors in the PET equipment market, GE Healthcare and Philips Medical Systems. These two competitors have substantially greater access to capital and the ability to bundle PET sales with the sale of other medical devices in their respective product lines. However, they both have more limited PET product lines than CTI. Because we offer a comprehensive line of PET related products and services that complement our PET scanners, we believe we have some competitive advantages over these and other competitors with more limited PET product lines. We also believe that our position as a technological leader in the PET industry helps us to compete in the market for PET scanners.

      We believe the primary competitive factors in the radiopharmaceutical market are national distribution capabilities, reliability of delivery, price, the ability to develop new radiopharmaceuticals and the ability to obtain proprietary rights to any newly developed radiopharmaceuticals and cyclotron technology. In the radiopharmaceutical market, we have three principal groups of competitors. The first group consists of national radiopharmacy companies such as Amersham (acquired by GE Healthcare), Tyco, Cardinal Health and Ion Beam Applications (and its subsidiary, Eastern Isotopes). The second group consists of independent regional radiopharmacy companies such as Pharmalogic. The third group of competitors consists of large academic institutions. Setting up a radiopharmacy is capital intensive, involving a significant up-front investment. In addition, the first entrant in a given geographic market often benefits from the ability to establish relationships with key customers without significant competition. These factors can make it advantageous to be the first radiopharmacy, or “first mover,” in a given market. We were the first FDG distributor to enter many of the markets serviced by our network of 43 radiopharmacies. We believe this “first mover” advantage provides us some competitive advantage over other companies that might attempt to enter, or expand their presence in, the radiopharmaceutical markets we already serve. Currently, we estimate that no other single competitor has more than ten radiopharmacies containing cyclotrons that produce and distribute FDG.

      In the cyclotron business, the primary competitive factors are distribution capabilities, effective shielding design, quality, production capacity and automated production capability. We believe our position as a leader in developing cyclotron technology combined with our comprehensive product line will help us to compete in the cyclotron market.

Sales and Marketing

      Our sales and marketing efforts are focused on two primary segments of the PET market. The first segment includes hospitals, universities and other research institutions. The second segment includes customers such as freestanding imaging centers and cancer treatment centers, often owned by physicians and other entrepreneurs, who we believe are particularly well suited to benefit from our ability to offer a complete, integrated line of PET products and services. In order to effectively target each of these segments, CPS has a multiple distributor strategy for scanners. Through CPS’ distribution arrangement with Siemens and our Agency Agreement with Siemens, we are able to leverage Siemens’ large sales and marketing force to sell scanners to hospitals and research institutions.

      Our marketing and sales strategy emphasizes our comprehensive line of PET-related products and services, including PET scanners, radiopharmaceuticals, cyclotrons, microPET® animal scanners, medical image analysis applications, and services such as physician training and facility planning and design. Unlike many of our competitors who focus on limited aspects of the PET market, our sales and marketing team is able to present CTI as a comprehensive provider for all PET related needs. To implement this strategy, which we call the “total solutions” approach, sales personnel from each of our business segments work together with prospective customers to develop a customized package of products and services.

      Our success in assisting the Thompson Cancer Center, a Knoxville, Tennessee based cancer center, offers a good example of our “total solutions” approach. Through the combined efforts of a multi-disciplinary team, we designed and implemented a comprehensive, customized solution for the development and operation of the Thompson Cancer Center’s new PET center. Our service organization assisted the center with the design and installation of the facility. Upon completion of the design and construction phase, the center acquired an ECAT® scanner manufactured by CPS and today CTI Solutions provides the center with all of its PET related radiopharmaceutical requirements.

      For fiscal years 2004, 2003 and 2002, our revenues from U.S. sales were $302.9 million, $278.0 million and $197.7 million, respectively. For fiscal years 2004, 2003 and 2002, our revenues from sales outside the U.S. were $98.9 million, $84.3 million and $60.7 million, respectively, and substantially all of our long-lived assets, were located in the United States. Sales to Siemens represented approximately 49.3% of our consolidated revenues for the fiscal year ended September 30, 2004. We have no other single third-party customer that accounts for more than 10% of our sales.

Customer Service and Support

      Due to the anticipated continuing growth in our business, we continue to expand our customer service and support staff. We maintain a network of approximately 130 service engineers and customer support specialists who provide installation, warranty, repair, training and support services for our products. We generate service revenue by providing service to customers on a time-and-materials basis and through comprehensive service contracts and the sale of parts.

      We generally warrant each of our products against defects in materials and workmanship for a period of twelve months from the acceptance of our product by a customer or eighteen months from the date of shipment to a distributor. We offer a variety of post-warranty equipment service agreements that permit customers to contract for the level of equipment maintenance they require.

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

Intellectual Property

      Our future growth and ability to compete in the molecular imaging market are substantially dependent on internally developed technologies. We seek to protect our technology through a combination of copyright, patent, trademark, trade secret and other intellectual property laws. As of September 30, 2004, we held 34 U.S. patents and have 41 patent applications pending, which are generally related to our PET scanners, cyclotrons and radiopharmaceutical production. We believe it could take up to four years, and possibly longer, for our pending U.S. patent applications to result in issued patents. Certain technologies already patented in the U.S. are either patented or subject to pending patents in Europe, Canada and Japan. We have received trademark registrations for “CTI”, “ECAT”, “REVEAL”, “MetaTrace”, “CPS Innovations”, “microPET”, and our logo. As we develop brand names in the future we will seek trademark protection where appropriate. We rely on trade secrets and other unpatented proprietary information, which we attempt to protect by entering into confidentiality agreements with certain employees, consultants, suppliers, distributors, and other partners. We also seek to control access to and distribution of our documentation and other proprietary information.

      In addition to developing our own technology, we have entered into several license agreements to use third-party technology. For example, we have an exclusive worldwide license from Schlumberger Technology Corporation to use the LSO technology. This license expires upon the expiration of the LSO patents, which are expected to expire in October 2008. We have sublicensed to CPS and to Concorde the right to use the LSO technology until such time as the License Agreement between CTI and Schlumberger has expired.

Manufacturing

      CPS assembles our ECAT® scanners and a full line of PET/ CT tomographs, and we assemble cyclotrons and microPET® animal scanners, from components manufactured by us and components supplied to us by suppliers to whom we have outsourced portions of our manufacturing process. For our ECAT® scanners and microPET® animal scanners, the most significant internal manufacturing process involves the production of detector materials, which includes several proprietary processes. Outsourced components are either standard products or are manufactured according to our specifications. Typically, outsourced components that are manufactured according to our specifications are tested by the outsource manufacturer using test systems designed and supplied by our engineers and manufacturing staff. Each major outsourced component has an assigned outsource manager from our manufacturing staff. We use ongoing periodic inspection to help us monitor whether our outsource manufacturers are continuing to meet our quality standards. We believe that outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity.

      A number of components used in our existing products, as well as products under development, are purchased from single sources. For example, we purchase a substantial portion of the raw material used to manufacture our LSO detector material from a single source. We now hold more inventories of this critical raw material to enable us to continue production in the event of a disruption in supply. Although we have taken actions to alleviate our dependence on our single source of supply by holding these inventories, we cannot provide assurance that these inventories will be sufficient to prevent interruption in our production in the event of an extended disruption in our single source of supply. Delays in or loss of supply from any of our single source suppliers could disrupt our manufacturing process or cause significant unanticipated costs in engaging alternate suppliers, obtaining alternative components, or incorporating alternative components into our production process.

      Our facility and quality system is inspected by TÜV Essen, which is an independent auditing firm responsible for granting accreditations of European Union medical devices and quality assurance systems. Our facility and CAN/ CSA ISO 13485:1998 quality assurance systems have been found by TÜV Essen to conform to the requirements of ISO-9001: 2000, ISO 13485: 1996, and the European Union Medical Device Directive.

Government Regulation

      Our business is subject to many governmental and regulatory requirements relating to health care matters. We believe our current arrangements and practices are in material compliance with applicable statutes and regulations. However, we have not received or requested legal opinions from counsel or from any federal or state regulatory authority to this effect, and many aspects of our business operations, including radiopharmaceutical manufacturing, have not been the subject of federal or state regulatory interpretation. As a result, we cannot assure you that our current or prior practices or arrangements will not be found to be in compliance with applicable laws and regulations, and any such noncompliance could result in a material adverse effect to us.

Licensure Laws

      We are subject to licensing and regulation under multiple federal and state laws, including laws relating to the use and handling of radioactive materials and laws relating to the operation of pharmacies. We also are required to register with the appropriate state agencies our radioactive sealed sources and each cyclotron that we own and operate. In addition, some states require us to obtain a reciprocity license before delivering products or servicing machines utilizing radioactive materials in those states. The pharmacists operating in the radiopharmacy sites must be licensed, and many states require imaging technologists that operate PET systems to be licensed. We believe our operations are in material compliance with applicable federal and state licensure laws and regulations. Nevertheless, there can be no assurance that our current or past operations would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us.

Certificate of Need Laws

      In some states, a certificate of need or similar regulatory approval is required prior to the acquisition of high-cost capital items or services, including diagnostic imaging systems or provision of diagnostic imaging services by our clients. Certificate of need regulations may limit or preclude our clients from providing diagnostic imaging services or systems. At present, a number of states in which we sell PET systems have certificate of need laws that restrict the supply of PET systems and other types of advanced medical equipment. Certificate of need laws were enacted to contain rising health care costs, prevent the unnecessary duplication of health resources, and increase patient access to health services. In practice, certificate of need laws have prevented hospitals and other providers who have been unable to obtain a certificate of need from acquiring new machines or offering new services. A significant increase in the number of states regulating our business through certificate of need or similar programs could adversely affect us.

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

      The FDA generally requires premarket approval for a Class III medical device (life supporting, life sustaining, etc.) or one that that does not have a predicate device. The FDA will typically grant a premarket approval if a sponsor provides valid scientific evidence that establishes the safety and effectiveness of the device. We do not anticipate that a premarket approval will be required for any of the PET scanners we develop in the foreseeable future.

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

      In addition to granting marketing clearances for our products, the FDA and international regulatory authorities periodically inspect our facilities and operations. We must comply with the host of regulatory requirements that apply to medical devices marketed in the U.S. and internationally. These requirements include labeling regulations, Quality System Regulation manufacturing requirements, medical device reporting regulations that require a manufacturer to report to the FDA serious adverse events involving its products, and the FDA’s general prohibitions against promoting products for unapproved or off-label uses. The FDA periodically inspects device and drug manufacturing facilities in the U.S. or manufacturers of product to be marketed in the U.S. in order to assure compliance with applicable regulations.

      Cyclotrons. We believe that our cyclotrons constitute manufacturing equipment, rather than medical devices as defined under the Food, Drug and Cosmetic Act (i.e., they are not intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease, or intended to affect the structure or any function of the human body), and thus are not subject to regulation as medical devices. The FDA has not disputed our position regarding the regulatory status of our cyclotrons after agency inspections of our facilities and operations over the past several years.

      Radiopharmaceuticals. Our PET radiopharmaceutical imaging products currently are produced and sold through our network of radiopharmacies. In the United States, our radiopharmacies operate under applicable state pharmacy licenses and compound PET products in response to the prescription order of a licensed practitioner. The Food and Drug Administration Modernization Act of 1997 (the 1997 Act) authorized the production of PET products that conform to the United States Pharmacopoeia

(USP) positron emission tomography compounding standards and the official monographs of the USP. Under these terms, we are manufacturing and distributing several PET products.

      FDA generally requires sponsors to submit a new drug application prior to marketing a drug to demonstrate that the drug is safe and effective for its intended uses. FDA will approve the new drug application only if the drug’s safety and effectiveness has been demonstrated by substantial evidence composed of extensive, controlled clinical data, or by references to such data, and the sponsor has shown adequate manufacturing and controls. A sponsor may also submit an abbreviated new drug application, which does not require safety and effectiveness data, but generally requires a demonstration that the drug is “bioequivalent” to an already approved drug. Under the 1997 Act, FDA currently cannot require the submission of a new drug application or abbreviated new drug application for any compounded PET product that conforms to the PET compounding standards and the official monographs of the USP until two years after the agency adopts appropriate new drug approval procedures and current good manufacturing practice requirements for these products.

      On March 10, 2000, FDA published a Federal Register notice announcing that the agency concluded that certain commonly used PET products (e.g., FDG injection) are safe and effective for certain indications when produced under conditions specified in approved new drug applications and abbreviated new drug applications. In that notice, FDA invited producers of these products to voluntarily submit applications for marketing approval and set out the approval procedures and type of application required for these PET products. FDA stated that the agency has not yet addressed the procedures for approval of other PET products and of new indications for approved PET drug products.

      The language of the 1997 Act and FDA pronouncements within the March 10, 2000 notice strongly suggested that any FDA regulations pertaining to marketing approval for PET products would apply to the compounded PET products produced in our state-licensed radiopharmacies. Within two years after FDA’s new drug approval procedures and current good manufacturing practice requirements for PET products published, we would be able to submit to the FDA a new drug application or abbreviated new drug application for our PET products which would request FDA approval for a labeled (i.e., promoted) indication, including any indications related to the monitoring of disease.

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

      On April 1, 2002, FDA published draft good manufacturing practice requirements for PET products. FDA states that it has determined that the production of a PET product would include all operations to the point of release of a finished dosage form (including unit dose containers, multiple containers, and pharmacy bulk packages), and these activities would be subject to current good manufacturing practice.

      Until FDA adopts final current good manufacturing practice requirements for PET products, it is uncertain whether any such requirements will have a material impact on our radiopharmaceutical business. However, we may incur significant costs in establishing and maintaining procedures and in improving certain facilities to comply with these requirements. Our failure to comply with agency requirements could result in voluntary company recalls of product or FDA enforcement actions. These actions include, but are not limited to, product seizure, notice of violation or warning letters, fines, injunction and injunction consent decrees, FDA refusal to grant approval of any required new drug applications or abbreviated new drug applications, FDA withdrawal of approved applications, and criminal prosecution. Any such enforcement actions could have a material adverse effect on our business, financial condition, and results of operations.

      Finally, the 1997 Act established certain restrictions on pharmacy compounding that include, among other things, the prohibition of a pharmacy from advertising or promoting the compounding of any particular drug, class of drug, or type of drug. An April 2002 decision of the U.S. Supreme Court in the lawsuit Thompson v. Western States Medical Center, in which we were not a party, held that the prohibition on promotion and advertising violates the free speech guarantees of the First Amendment. The U.S. Supreme Court was not asked to rule on the appellate court decision that the advertising restriction invalidates the entire pharmacy compounding section of the 1997 Act. Notwithstanding this advertising decision of the U.S. Supreme Court, FDA has clearly evidenced its desire to regulate the practice of pharmacy compounding, and in June 2002 reissued a Compliance Policy Guide that describes the FDA’s short-term policy on pharmacy compounding. FDA is currently considering the long-term implications of the U.S. Supreme Court decision. Any other regulatory limitations not related to advertising restrictions could adversely impact the operations of our radiopharmacies with respect to the compounding of PET drug products in general or of specific PET radiopharmaceuticals.

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

      All of our products sold internationally are subject to appropriate foreign regulatory approvals, like CE marking for the European Union. Our products are manufactured in facilities certified to be in compliance with quality system regulations including ISO 9001: 2000 and ISO 13485: 1996 and CAN/ CSA ISO 13485: 1996 certified facilities.

      We must also obtain European marketing approval for our radiopharmaceuticals sold in Europe. We have obtained approval in the United Kingdom from the Medicines and Health Care Products Registry Agency (MHRA) to produce and distribute FDG in England from our Mount Vernon facility under a “Specials License”. In the future, we will submit a Common Technical Document (CTD) to support full product marketing authorization of FDG in the United Kingdom. Subsequently, through the process of mutual recognition of the UK Marketing Authorization, we will gain marketing authorization of FDG in other European Union nations. Additional costs and expenditures of time in obtaining any required European or other international approvals could have a material adverse effect on our business, financial condition, and results of operations.

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

      All third-party reimbursement programs, whether government funded or insured commercially, whether inside the U.S. or outside, are developing increasingly sophisticated methods of controlling health care costs through prospective reimbursement and capitation programs, prior authorization of procedures, group purchasing, redesign of benefits, requiring second opinions prior to major surgery, careful review of bills, encouragement of healthier lifestyles and exploration of more cost-effective methods of delivering health care. In August 2000, CMS implemented the Hospital Outpatient Prospective Payment System (HOPPS) in an effort to control costs to the Medicare program. HOPPS applies to items and services furnished in hospital outpatient departments and other facilities that are considered to be “provider-based.” Under this new system, items and services are grouped into ambulatory payment classifications (APC), with most ambulatory payment classifications having a pre-determined payment rate based on historical cost and charge data. The hospitals bill for items and services using Healthcare Common Procedure Coding System codes, and these codes are used to determine the ambulatory payment classifications that are paid for the billed items and services. In order to accommodate new technologies, additional payments are made for “new technology” services and for drugs, biologicals and devices that are eligible for “pass-through” payments. “New technology” services are paid as part of special cost-based ambulatory payment classifications while CMS collects sufficient data to determine the appropriate ambulatory payment classification for the service. Separate payments are made for pass-through items for two to three years, after which they will be incorporated into ambulatory payment classifications.

      Under HOPPS, PET services currently are treated as “new technology” services. It is not certain how much longer this status will apply. Pursuant to a recent adjustment to HOPPS made by CMS, some of the radiopharmaceuticals we sell currently are no longer eligible for pass-through payments. Instead, CMS has incorporated these products into ambulatory payment classifications. It is expected that CMS will continue to refine HOPPS as it collects more data on various reimbursable items and services. We cannot predict what impact the forthcoming changes in payments under HOPPS for our products and services will have on the demand for such products from hospitals and provider-based entities.

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

      On April 16, 2003, CMS announced that it affirmed its prior non-coverage decision of the application of PET to Alzheimer’s disease, saying that the clinical benefit of PET has not yet been demonstrated. However, CMS announced two special efforts to help determine the potential of PET for Alzheimer’s disease. A demonstration will be designed to evaluate the appropriate role of PET in patients with suspected dementia and CMS will work with the National Institutes of Heath to convene a multidisciplinary expert meeting with geriatricians, neurologists, radiologists, PET experts and patient advocates to fully explore the value of PET for Alzheimer’s disease. The CMS decision was consistent with our expectation that gaining reimbursement approval for Alzheimer’s disease will take some time. On August 14, 2003, a new and more restrictive coverage request for the use of PET in the diagnosis of mild to moderate Alzheimer’s disease was filed with CMS. On October 7, 2003, CMS formally accepted this request and on June 5, 2004 announced a national coverage decision to provide Medicare coverage of PET scans to aid physicians in the early diagnosis of Alzheimer’s and to help differentiate Alzheimer’s from other neurological disorders. The coverage decision authorized Medicare payment for PET scans when certain criteria are met.

      On November 1, 2004, CMS announced a proposal to expand coverage for PET scans as part of a broader initiative to improve care for cancer patients. In the draft decision memo, the CMS proposes to expand coverage of PET scans for cervical cancer “for the detection of pre-treatment metastases in newly diagnosed cervical cancer subsequent to negative conventional imaging” and proposes to issue a national coverage determination (NCD) for this indication.

      On November 3, 2004, CMS announced that effective January 1, 2005 that it will lower the technical fee for the use of a PET scanner from $1,450 to $1,150 and the payment rate for the administration of FDG from $324 to $221. The reimbursement rate changes only apply to hospital based-outpatient PET procedures, and not to PET scans covered by private insurance or by Medicare under the physician fee schedule, which is set on a state-by-state basis by regional Medicare intermediaries. However, over time it is anticipated that the other payors will also lower current reimbursement rates for PET procedures.

Fraud and Abuse Laws

      The federal health care program’s Anti-Kickback Law prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either: (i) the referral of an individual, or (ii) the purchasing, leasing, ordering, or arranging for, or recommending the purchase, lease or order of, any service or item for which payment may be made by Medicare, Medicaid or certain other federal health care programs. The definition of “remuneration” has been broadly interpreted to include gifts, discounts, the furnishing of free supplies, services, or equipment, commercially unreasonable credit arrangements, payments of cash and waivers of payments. The statute itself has been broadly interpreted to mean that if any one purpose of a payment arrangement is to induce referrals of federal health care program covered business, the statute has been violated. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal penalties and civil sanctions, including fines and imprisonment.

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

      These federal and state laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices, such as us, by limiting the kinds of financial arrangements (including sales programs) we may have with hospitals, physicians, imaging centers, and other potential purchasers of medical devices. We have in place formal policies related to compliant marketing practices. These laws are also implicated by a manufacturer’s compensation or ownership arrangements with customers (or physicians in a position to recommend the purchase of a manufacturer’s products). We have various types of compensation arrangements with customers and physicians, including consulting agreements, research and development agreements, and lease agreements. Furthermore, we have certain joint venture arrangements with customers to establish and operate our radiopharmacies. We believe that these various arrangements have been structured to comply with federal and state anti-kickback laws. For example, we believe the various compensation arrangements, which we have with customers, provide for fair market value compensation for services and/or space furnished to us. Additionally, we believe that the radiopharmaceutical joint venture arrangements require at-risk investments and provide for returns on investment, which are proportional to the level of investment. Given the breadth of the federal and state anti-kickback laws, however, there can be no assurance that federal or state regulatory authorities will determine that all of our arrangements comply with these laws. We have attempted to structure our business arrangements to comply with the Anti-Kickback Law and similar state laws, but there can be no assurances to this effect. We have not requested advisory opinions from the OIG or any other governmental entity.

      Other federal and state laws prohibit individuals or entities from presenting, or causing to be presented, claims for payment to third-party payors (including Medicare and Medicaid) that are false or fraudulent or are for items or services not provided as claimed. Violations of these laws can result in substantial criminal and civil penalties. Although we do not submit claims on our own behalf to third-party payors, we may provide some billing and reimbursement advice to purchasers of our products. If our advice resulted in a customer submitting a false or fraudulent claim that would be considered a violation of these laws. Since we cannot assure that the government will regard any billing errors that may be made by a customer relying on our advice as inadvertent, these laws are potentially applicable to us.

      Both federal and state government agencies are continuing heightened and coordinated civil and criminal enforcement efforts. The federal government has increased funding to fight health care fraud, and it is coordinating its enforcement efforts among various agencies, such as the United States Department of Justice, the OIG, and state Medicaid fraud control units. We believe that the health care industry (and the pharmaceutical and medical device industries, in particular) will continue to be subject to increasing government scrutiny and investigations.

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

      The term “financial relationship” is defined very broadly to include most types of direct or indirect ownership or compensation relationships. We have various compensation arrangements with physicians, including consulting agreements, research and development agreements, and lease agreements. Also, we have a number of joint venture arrangements to establish and operate radiopharmacies. In connection with these different arrangements certain physicians have financial relationships with us under the Stark Law. Accordingly, these physicians would not be able to refer patients to us for designated health services unless a Stark Law exception applies.

      The definition of “designated health services” includes (among other things) “radiology services, including magnetic resonance imaging, computerized axial tomography and ultrasound services.” The Stark II Phase II regulations exclude from the definition of covered designated health services “nuclear medicine procedures.” The regulations also provided a specific list of reimbursement codes included in this DHS category. This list currently does not include the common reimbursement codes for nuclear medicine services. Therefore, we believe that the exclusion for “nuclear medicine procedures” currently covers the equipment and services we provide. However, the regulatory exclusion and DHS Code List are subject to change.

      HHS issued the Stark II Phase II interim final regulations on March 26, 2004, and made “no changes to the treatment of nuclear medicine procedures under the DHS definitions” noted above. However, the preamble discussion accompanying the regulations notes that several commenters had requested that nuclear medicine not be excluded from the definition of DHS and indicates that HHS will continue to consider the application of the Stark Law to nuclear medicine. If the nuclear medicine exclusion were removed and reimbursement codes associated with nuclear medicine were included in the Code List, then our nuclear medicine services and supplies would be included under the definition of designated health services and would be subject to the Stark Law unless an exception applies.

      Additionally, the definition of “designated health services” includes (among other things) “inpatient and outpatient hospital services” which are subject to the Stark Law. The Stark II Phase I preamble notes that even though certain services may be excluded from the designated health services category noted above, any services meeting the definition of “inpatient and outpatient hospital services” also may be considered a designated health service subject to the referral prohibition contained in the Stark Law. In connection with certain of our joint ventures with hospitals, it is possible that those ventures would involve “inpatient or outpatient hospital services.” While we believe we have structured those ventures appropriately so that the Stark law prohibitions would not affect referrals by physicians to those ventures, we cannot provide assurance that those relationships would not be determined to be affected by the Stark Law.

      If the Stark Law applies to the relationships between referring physicians and us, there are exceptions to the Stark Law which, if certain requirements are met, would permit those physicians to refer patients to us for designated health services. We believe that our compensation and joint venture arrangements with physicians who refer to us would meet or could be restructured to meet the requirements for an exception under the Stark Law.

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

HIPAA Regulations Relating to the Privacy, Security, and Electronic Transmission of Health Information

      The Health Insurance Portability and Accountability Act of 1996 (HIPAA) established several requirements regarding the privacy, security and transmission of health information. HHS has issued several sets of regulations under HIPAA that apply directly to health care providers who conduct certain health claims transactions electronically, and to health plans, and health care clearinghouses, as well as indirectly, in certain instances, to those who provide services on behalf of these entities which involve the receipt or disclosure of health information. Our employee health plan will be subject to the HIPAA regulations.

      Pursuant to HIPAA, HHS issued final privacy regulations establishing comprehensive federal standards relating to the use and disclosure of protected health information. These regulations, among other things, establish limits on the use and disclosure of protected health information, provide for patients’ rights to access, request amendments, and receive an accounting of certain disclosures of protected health information, and require covered health entities to implement certain safeguards to protect identifiable health information. The federal privacy regulations do not supersede state privacy laws that are more stringent, requiring compliance by a covered entity with state laws in addition to the federal regulations.

      Covered entities are required to be in compliance with the HIPAA security regulations by April 21, 2005. The security regulations establish the minimum standard for the protection of individual health information that is stored or transmitted electronically. The regulations provide administrative procedures, physical safeguards, and technical mechanisms that may be implemented to satisfy the regulations. Violations of the privacy and security regulations are punishable by civil and criminal penalties. State laws may impose similar sanctions.

      HHS also issued final electronic transaction standards for the processing of health claims, which establish uniform standards relating to data reporting, formatting, and coding that covered entities must use in conducting certain health care transactions electronically. Outside of our health plan, we do not believe we are subject to the electronic transaction standards since we do not otherwise conduct any of the covered transactions. Violations of the electronic transactions standards are punishable by civil penalties.

      Although we may be considered a health care provider under the HIPAA regulations, we do not conduct any of the covered health care transactions electronically and, therefore, we believe that we are not a covered entity under the HIPAA regulations, outside of our health plan. However, we provide health care devices and services to many covered entities and in connection with some of those relationships, we have entered into business associate agreements under which we agree to provide certain protections for identifiable health information that we receive from those covered entities. If we were determined to be a covered entity under those regulations, the HIPAA privacy, security and transaction standards regulations could result in significant financial obligations for us and would pose increased regulatory risk. At this time, we are not able to determine the full consequences of the HIPAA regulations for our business or the total cost of complying with these regulations if we were determined to be a covered entity. However, the HIPAA regulations could have a significant impact on us operationally and financially.

Employees

      As of September 30, 2004, we employed directly and through our subsidiaries 963 people. Of these 963 people, 219 work in CPS, 59 work in Detector Materials, 542 work in CTI Solutions (radiopharmaceuticals, scanner service, cyclotrons, microPET® animal scanners, and other businesses), and the remaining 143 work in various administrative functions supporting all of these businesses. None of our employees is subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

      Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our website (www.ctimi.com) under the “Investor Relations” caption free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). All filings are also available electronically at www.sec.gov or by mail at SEC Headquarters, Office of Investor Education and Assistance, 450 Fifth Street, NW, Washington DC 20549. We are not including the information on our website as a part of, nor incorporating it by reference into, this Form 10-K.

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

      CPS leases office, research and development, manufacturing and warehouse space in Knoxville, Tennessee from CTI under a lease agreement which runs through December 31, 2012. CPS owns approximately 21,000 square feet of office and warehouse space located in Rockford, Tennessee.

      We currently lease space for 33 radiopharmacies throughout the U.S., primarily located in major metropolitan areas. Four of these leased properties are locations for future radiopharmacies. We operate 14 of our radiopharmacies in facilities that are owned by other parties and for which our use of the facilities is governed by our commercial agreements with those parties rather than separate facility leases. In addition, we have radiopharmacies located in the United Kingdom and South Korea.

      CTI Solutions has offices in Europe that house sales and service personnel who provide support for cyclotrons, microPET® animal scanners, sources, and medical image analysis applications sold in Europe. Our CTI Solutions segment uses these facilities.

Item 3.	Legal Proceedings

      On January 30, 2004, the University of Pittsburgh (Pitt) filed suit in the U.S. Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/ CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/ CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/ CT systems. On June 30, 2004, the District Court for the Western District of Pennsylvania entered an order transferring the case to the District Court for the Eastern District of Tennessee. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

      Crystal Photonics, Inc. (CPI) filed for arbitration against CTI under the rules of the American Arbitration Association, alleging wrongful termination of a Crystal Production and Technology Transfer Agreement between CTI and CPI and asserting unauthorized use and wrongful transfer to third parties of CPI’s technology and failure to purchase LSO crystal materials manufactured by CPI. CTI asserted counterclaims to recover certain overpayments under the agreement. After an arbitration hearing was conducted, the arbitrator issued an award on August 25, 2004 in favor of CPI on its claims and against CTI on its counterclaims. CTI’s motion for reconsideration of this award was denied on September 14, 2004 and CTI was required by the arbitrator to pay an aggregate of approximately $4.2 million to CPI for damages and purchases of LSO products.

      We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fiscal quarter ended September 30, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

      The Company’s Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: CTMI) since June 21, 2002. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market for quarter ends during our 2004 and 2003 fiscal years.

Quarter Ended	High	Low

December 31, 2002	$27.70	$21.30
March 31, 2003	$26.34	$16.22
June 30, 2003	$20.13	$16.26
September 30, 2003	$17.90	$12.80
December 31, 2003	$16.91	$12.88
March 31, 2004	$18.12	$14.49
June 30, 2004	$16.01	$13.38
September 30, 2004	$14.02	$8.02

Holders

      The number of record holders of the Company’s Common Stock at December 1, 2004 was 140, excluding beneficial owners of shares registered in nominee or street name.

Dividend Policy

      The Company has not paid any cash dividends on its common stock since its inception and does not intend to pay any such dividends in the foreseeable future. Pursuant to the terms of our existing credit facility, we are restricted from paying dividends. See Item 7 of this annual report under the sub-heading “Liquidity and Capital Resources.”

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of September 30, 2004:

			Number of Shares
	Number of Shares		Remaining Available for
	to be Issued	Weighted-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants, and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation plans approved by stockholders	3,780,256	$10.34	1,696,469 (1)
Equity Compensation plans not approved by stockholders	418,362 (2)	$5.31	—

Total	4,198,618	$9.84	1,696,469

(1)	Includes up to 212,485 shares that may be granted as awards of restricted stock, performance shares or unrestricted stock under the 2002 Long-Term Incentive Plan.

(2)	Includes warrants to acquire 76,000 shares issued in connection with the execution of a consulting agreement and 342,362 options issued outside of our 1998 Amended and Restated Incentive Stock Option Plan to certain non-employee advisors and consultants. See “Stock Options, Warrants and Restricted Stock” in note 9 of the notes to our consolidated financial statements appearing elsewhere in this annual report

Sales of Unregistered Securities

      During the year ended September 30, 2004, we did not sell any unregistered securities except, as disclosed in our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2004. We issued on June 30, 2004 an aggregate of 1,480,465 shares of our common stock to Concorde Microsystems, Inc., a Tennessee corporation (CMSI) as part of the consideration for the purchase of substantially all of the business, assets, and liabilities of CMSI. The acquired business, assets, and liabilities were contributed to our subsidiary Concorde, which was organized to continue the operation of the acquired business. The shares issued to CMSI were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

Use of Offering Proceeds

      The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June  26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16.0 million was approximately $171.4 million. As of September 30, 2004, $10.2 million of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $0.3 million of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, approximately $62.0 million of the net offering proceeds had been used to decrease our outstanding balance under our credit facility, approximately $14.5 million had been used to extinguish capital lease obligations, and $11.4 million was used to repay our construction loan and our mortgage loan agreement. In addition, approximately $40.1 million was used for the acquisitions of CMSI’s assets, in June 2004 and Mirada in August 2003. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

Issuer Purchases of Equity Securities

      We made no repurchases of our equity securities within the quarter ended September 30, 2004.

Item 6.	Selected Financial Data

      You should read the following selected consolidated financial data in conjunction with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data”. We have derived the selected financial data set forth below from our audited financial statements and related notes.

	For the Year Ended September 30,

	2004	2003	2002	2001	2000

	(In thousands, except share and per share amounts)
Consolidated Statement of Operations Data:
Net revenue	$401,748	$362,289	$258,395	$188,877	$124,026
Costs and expenses
Cost of revenues	242,804	219,127	150,654	110,249	68,372
Selling, general and administrative expenses	65,047	52,221	37,069	29,433	21,751
Research and development expenses	33,363	29,931	21,658	18,985	14,845
Write-off of in process research and development	—	1,380	—	—	—
Stock-based compensation expenses	2,530	1,909	12,250	538	503
Income from operations	58,004	57,721	36,764	29,672	18,555
Warrant liability mark to market expense	—	—	8,902	3,921	3,174
Interest expense, net	1,375	804	4,148	3,767	2,300
Provision for income taxes	21,918	22,935	14,590	9,930	3,875
Minority interest expense	16,676	15,387	12,969	6,366	4,453
Net income (loss)	18,620	20,563	(3,419)	6,116	4,378
Earnings (loss) per common share:
Basic	$0.42	$0.47	$(0.25)	$0.15	$0.10
Diluted	$0.40	$0.44	$(0.25)	$0.13	$0.09
Weighted average shares outstanding:
Basic	44,673,893	43,351,390	32,497,070	27,860,086	25,243,051
Diluted	46,774,504	46,457,355	32,497,070	31,340,041	28,440,078

	As of September 30,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Total assets	$465,214	$425,048	$351,709	$207,781	$143,041
Long-term debt and capital leases	17,145	18,688	26,730	73,122	36,878
Redeemable preferred stock	—	—	—	7,740	7,397
Convertible redeemable preferred stock	—	—	—	5,040	4,230
Stockholders’ equity	$307,052	$259,853	$219,489	$24,157	$8,110

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, neurological disorders and cardiac disease. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at a molecular level, thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes PET and PET/ CT scanners, cyclotrons, microPET® animal scanners, detector materials, radiopharmaceuticals, medical imaging analysis applications and related support services.

      Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to CTI PET Systems, Inc., doing business as CPS Innovations (CPS). Our strategy includes plans for growing our other segments over time with a goal of having a significant portion of our gross revenues and net income being derived from such other segments by the second half of fiscal year 2006, which is when we presently anticipate that Siemens Medical Solutions USA, Inc. (Siemens), a wholly owned subsidiary of Siemens AG, could first announce its intentions to exercise its option to purchase a controlling interest in CPS. This strategy contemplates the following initiatives: (1) expansion of our radiopharmaceutical distribution network to meet market needs; (2) development of new proprietary radiopharmaceuticals; (3) acquisition of complimentary PET-related products and services; and (4) growth of our service contract business.

      Late in the third quarter of fiscal year 2004, we observed that the rate of unit growth in the PET and PET/ CT market had slowed considerably from historic growth rates; however, our most recent projections for fiscal year 2005 indicate a stable domestic market and escalating growth in international shipments.

      We expect the demand for PET products and services to grow as more indications are approved for reimbursements. However, it is also reasonable to expect reimbursement rates to decline over time, as PET becomes more widely adopted, which could also affect the demand for our products and services.

      Management expects its closer collaboration with Siemens following the execution of the Sales Agency and Services Agreement, effective May 1, 2004, to enable the Company to avoid the substantial costs of the direct scanner distribution business.

     Segments

      Effective October 1, 2003 we operate in three segments for financial reporting purposes: CPS; Detector Materials, and CTI Solutions. CTI Solutions reflects the combination of the former PETNET and CTI Services segments which previously were reported separately. All comparative financial information for fiscal years 2003 and 2002 have been retroactively reclassified to reflect the new reporting structure.

CPS

      Our CPS segment includes the development, production and sale of PET and PET/ CT scanners. We conduct this business through our subsidiary, CPS, which was formed in 1987 as a joint venture with Siemens. We own 50.1% of CPS and Siemens owns the remaining 49.9%.

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

      The scanners manufactured by CPS have historically ranged in customer price from $0.6 million to $2.3 million and offer customers a broad range of scan times, resolution and image quality.

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

CTI Solutions

      Our CTI Solutions segment includes CTI’s direct distribution of PET and PET/ CT scanners manufactured by CPS; the manufacture, sale and installation of cyclotrons, microPET® animal scanners, medical image analysis applications, calibration sources; and CTI’s product service division. The CTI Solutions segment also consists of our business of developing, manufacturing and distributing radiopharmaceuticals as well as providing certain PET-related services such as reimbursement education, radiation safety consulting, licensure assistance and marketing assistance.

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

Components of Revenues and Expenses

Revenues

      Our revenue is derived primarily from sales of PET and PET/ CT products and services. Revenues for scanners, detector materials, radiopharmaceuticals, microPET® animal scanners, calibration sources and spare parts are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Effective July 1, 2003, in conjunction with the implementation of Emerging Issues

Task Force (EITF) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), revenue for cyclotron systems is recognized upon delivery with amounts attributable to installation of the systems deferred until services are performed. Revenue for service contracts is recognized ratably over the period the service is provided.

Cost of Revenues

      Our scanners, cyclotrons, microPET® animal scanners, detector materials, calibration sources and spare parts are manufactured at our facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 43 radiopharmacies. We employ a network of field service engineers to service our installed base of scanners and cyclotrons.

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

Operating Expenses

      Selling, General and Administrative. Selling, general and administrative expenses consist primarily of salaries, commissions, benefits and related expenses for personnel engaged in sales, general and administrative activities; costs associated with advertising, trade shows, promotional and other marketing activities; and legal and accounting fees for professional services.

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

New Agreement with Siemens

      Effective May 1, 2004, CTI and CPS entered into a Sales Agency and Services Agreement with Siemens (the Agency Agreement), pursuant to which Siemens appointed CTI as Siemens’ non-exclusive sales representative to solicit purchases of CPS-manufactured PET and PET/ CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative are marketed and sold under the Siemens brand. In connection with this arrangement, Siemens reimburses CTI for all directly related sales and marketing expenses, up to $10.0 million annually. During the year ended September 30, 2004, CTI recorded $4.0 million of revenue for the reimbursement of sales and marketing expenses.

      Service contracts entered into in connection with new or used scanner sales in the United States will be divided equally between CTI and Siemens in terms of revenue. Siemens and CTI remain free to independently pursue sales of service contracts to the installed base of CPS scanner customers.

      During the term of the Agency Agreement, CTI agreed to cease its sales and service of PET and PET/ CT scanners in international markets, except in South Korea and Japan. All existing scanner service contracts in international markets other than South Korea and Japan were assigned to Siemens. During the term of the Agency Agreement, CTI has agreed not to enter or re-enter any international market to sell or service PET or PET/ CT scanners, except that CTI may continue to pursue its existing business model in South Korea and may retain its existing distribution agreement in Japan. In exchange for the assignment of the international service contracts, the covenant not to compete in the United States and international markets other than South Korea and Japan, certain price reductions for detector materials including on international scanner sales, and as compensation for the cost of closing certain international operations, Siemens paid CTI $2.2 million. CTI recognized $1.1 million as revenue during the year ended September 30, 2004, in association with the assignment of international service contracts. The remaining amount is being amortized over the two-year term of the agreement concurrent with our LSO price reduction and non-compete commitments. During the year ended September 30, 2004 $0.2 million of this remaining amount was amortized into earnings.

      Under the Agency Agreement, Siemens serves as CTI’s non-exclusive representative to offer for sale products manufactured by CTI and its subsidiaries to Siemens’ customers. Subject to the expiration or termination of any existing agreements for the provision of cyclotrons or radiopharmaceuticals to Siemens’ customers, Siemens agreed to offer exclusively CTI’s cyclotrons, radiopharmaceuticals and calibration sources for sale to Siemens’ customers.

      The parties also agreed to certain changes in transfer prices charged to and received from CPS. Siemens and CTI have reduced the transfer prices for CT components and LSO detector materials, respectively, sold to CPS. These price reductions are being passed on, dollar-for-dollar, in the form of lower transfer prices on scanners sold by CPS to Siemens. CPS agreed to a second round of transfer price reductions on scanners sold to Siemens, which are expected to become effective during the second quarter of fiscal year 2005.

      The initial term of the Agency Agreement is two years commencing May 1, 2004, and the term will be extended automatically for additional one-year periods unless either party provides written notice, as required, of its election not to renew. In the event the Agency Agreement is terminated or not renewed by Siemens for any reason, CTI has the right to resume distribution of PET and PET/ CT scanners in competition with Siemens. The Agency Agreement also provides that CTI can terminate this agreement under certain specified circumstances, including the event that certain total unit sales thresholds for PET and PET/ CT scanners are not met for a period of two consecutive fiscal quarters.

      Siemens also executed an agreement with Mirada, under which Siemens pays Mirada a fee to install Mirada’s image-fusion software on every workstation sold worldwide with a Siemens branded PET or PET/ CT scanner.

Results of Operations

      The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation and income (loss) from operations for all segments, expressed in millions of dollars.

	Year Ended September 30,

	2004	2003	2002

Revenues:
CPS	$266.8	$247.7	$189.0
Detector materials	47.1	55.2	29.2
CTI Solutions	196.2	192.8	112.5
Intercompany eliminations	(108.4)	(133.4)	(72.3)

Total	401.7	362.3	258.4

Cost of revenues:
CPS	180.9	167.9	118.8
Detector materials	22.9	26.1	18.4
CTI Solutions	148.2	155.4	81.5
Intercompany eliminations	(109.2)	(130.3)	(68.1)

Total	242.8	219.1	150.6

	Year Ended September 30,

	2004	2003	2002

Selling, general and administrative expenses:
CPS	15.0	11.8	10.8
Detector materials	3.6	2.3	1.2
CTI Solutions	45.2	37.0	24.0
Corporate	1.2	1.1	1.1

Total	65.0	52.2	37.1

Research and development expenses:
CPS	20.1	19.7	15.7
Detector materials	0.8	0.9	1.0
CTI Solutions	12.9	9.1	5.0
Corporate	(0.4)	0.2	—

Total	33.4	29.9	21.7

Write-off of in process research and development:
Corporate	—	1.4	—
Stock-based compensation:
CPS	0.2	0.3	3.9
Detector materials	—	—	1.6
CTI Solutions	1.3	0.9	3.7
Corporate	1.0	0.7	3.0

Total	2.5	1.9	12.2

Income (loss) from operations:
CPS	50.6	48.0	39.8
Detector materials	19.8	25.9	7.0
CTI Solutions	(11.4)	(9.6)	(1.7)
Corporate	(1.0)	(6.5)	(8.3)

Total	$58.0	$57.8	$36.8

      The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Year Ended September 30,

	2004	2003	2002

Revenues:
CPS	66.4%	68.4%	73.1%
Detector materials	11.7	15.2	11.3
CTI Solutions	48.8	53.2	43.5
Intercompany eliminations	(26.9)	(36.8)	(27.9)

Total	100.0%	100.0%	100.0%

Income (loss) from operations:
CPS	87.2%	83.0%	108.1%
Detector materials	34.1	44.8	19.0
CTI Solutions	(19.6)	(16.6)	(4.6)
Intercompany eliminations	(1.7)	(11.2)	(22.5)

Total	100.0%	100.0%	100.0%

      The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses and income from operations for all segments, expressed as a percentage of segment revenues.

	Year Ended September 30,

	2004	2003	2002

CPS:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	67.8	67.8	62.8
Selling, general and administrative	5.6	4.8	5.7
Research and development	7.5	8.0	8.3
Stock-based compensation	0.1	0.1	2.1

Income from operations	19.0%	19.3%	21.1%

Detector materials:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	48.6	47.3	63.0
Selling, general and administrative	7.7	4.2	4.1
Research and development	1.7	1.6	3.4
Stock-based compensation	—	—	5.5

Income from operations	42.0%	46.9%	24.0%

CTI Solutions:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	75.5	80.6	72.4
Selling, general and administrative	23.0	19.2	21.3
Research and development	6.6	4.7	4.5
Stock-based compensation	0.7	0.5	3.3

Income (loss) from operations	(5.8)%	(5.0)%	(1.5)%

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

Revenues

      Revenues for the year ended September 30, 2004 were $401.7 million, an increase of $39.4 million, or 10.9%, from $362.3 million in 2003.

      CPS. Revenues for the year ended September 30, 2004 were $266.8 million, an increase of $19.1 million, or 7.7%, from $247.7 million in 2003. The increase in revenues was driven primarily by a 27.5% increase in average scanner sales price due to the continued shift in sales mix from PET to PET/ CT scanners. During the years ended September 30, 2004 and 2003 PET/ CT scanner sales were 80.0% and 44.1%, respectively, of total unit sales. This increase was offset by a 13.4% decrease in units sold and a decrease in service revenues. Intersegment revenues accounted for 21.5% and 30.6% of total CPS revenues for the years ended September 30, 2004 and 2003, respectively. The decrease in intersegment revenues resulted from reduced sales to CTI Solutions after execution of the Agency Agreement with Siemens.

      Detector Materials. Revenues for the year ended September 30, 2004 were $47.1 million, a decrease of $8.1 million, or 14.7%, from $55.2 million in 2003. The decrease in revenues is primarily due to reduced scanner demand and reduced transfer pricing to CPS in accordance with the Agency Agreement. Intersegment revenues accounted for 98.6% and 94.8% of total detector material revenues for the years ended September 30, 2004 and 2003, respectively. The increase in intercompany revenues as a percent of revenues is due to the acquisition of Concorde in June 2004; until being acquired, Concorde was the primary third-party customer of the Detector Materials segment.

      CTI Solutions. Revenues for the year ended September 30, 2004 were $196.2 million, an increase of $3.4 million, or 1.8%, from $192.8 million in 2003. The increase in revenues was due to increased FDG dose shipments, a full year of Mirada (acquired in August 2003) revenues in 2004, sales of microPET® animal scanners after the acquisition of Concorde (acquired in June 2004), and the $4.0 million expense reimbursement under the Agency Agreement. Driven by increased PET utilization, FDG dose shipments increased by 51.8% in 2004 over 2003; this increase was partially offset by a 14.8% decline in the average revenue per dose during the same time period. Due to the implementation of the Agency Agreement, sales increased $5.6 million from sales and marketing services provided to Siemens and increased sales of image-fusion software to Siemens. These increases were offset during 2004 by a 32-unit decline in direct distribution sales of PET and PET/ CT scanners by CTI Solutions. Scanner unit sales on a direct basis decreased as the Company ceased booking new scanner orders after May 1, 2004 following the execution of the Agency Agreement. Intersegment revenues accounted for 2.4% and 2.8% of total CTI Solutions revenues for the years ended September 30, 2004 and 2003, respectively.

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the year ended September 30, 2004 were $108.4 million, a decrease of $25.0 million, or 18.7%, from $133.4 million in 2003. The decrease in revenue eliminations was primarily due to decreased sales of PET and PET/ CT scanners to CTI Solutions from CPS as well as decreased sales of detector materials to CPS. The decreased sale of detector materials to CPS was attributable to reduced scanner demand and lower prices on detector materials sold to CPS after the implementation of the Agency Agreement.

Cost of Revenues

      Cost of revenues for the year ended September 30, 2004 was $242.8 million, an increase of $23.7 million, or 10.8%, from $219.1 million for 2003. Cost of revenues for the year ended September 30, 2004 was 60.4% of revenues compared to 60.5% for 2003.

      CPS. Cost of revenues for the year ended September 30, 2004 was $180.9 million, an increase of $13.0 million, or 7.7%, from $167.9 million for 2003. Cost of revenues for the years ended September 30, 2004 and 2003 were 67.8% of revenues. The increase in total cost of revenues was driven by the shift in sales mix from PET to PET/ CT scanners. Cost of revenues remained consistent as a percentage of revenues despite the continuing shift in sales mix towards PET/ CT scanners, which have historically carried higher production costs, due to the LSO and CT price reductions received from the Detector Materials segment and Siemens, respectively, in conjunction with the execution of the Agency Agreement.

      Detector Materials. Cost of revenues for the year ended September 30, 2004 was $22.9 million, a decrease of $3.2 million, or 12.3%, from $26.1 million for 2003. The decrease in cost of revenues was due to the corresponding decrease in sales to CPS as scanner shipments slowed during the second half of fiscal year 2004. This volume related decrease was offset by a $4.2 million one-time charge for an arbitration order with a former supplier. Cost of revenues for the year ended September 30, 2004 increased to 48.6% of revenues compared to 47.3% of revenues for 2003. The increase in cost of revenues as a percentage of revenues was due to the arbitration order as well as a reduction in transfer prices to CPS after the execution of the Agency Agreement.

      CTI Solutions. Cost of revenues for the year ended September 30, 2004 was $148.2 million, a decrease of $7.2 million, or 4.6%, from $155.4 million for 2003. The decrease in cost of revenues was due primarily to the decrease in scanners sold on a direct basis offset by increased FDG production costs on higher sales volume. Cost of revenues for the year ended September 30, 2004 decreased to 75.5% of revenues compared to 80.6% of revenues for 2003. The decrease in cost of revenues as a percentage of revenues results from a shift in sales mix from direct distribution of PET and PET/ CT scanners to other products and services with higher gross margins, such as FDG doses, medical image analysis application sales, sales and marketing services provided to Siemens, and the sale of microPET® animal scanners after the acquisition of Concorde.

      Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the year ended September 30, 2004 were $109.2 million, a decrease of $21.1 million, or 16.2%, from $130.3 million in 2003. Cost of revenues eliminated for the year ended September 30, 2004 decreased to 27.2% of revenues compared to 36.0% of revenues for 2003. The decrease in cost of revenue eliminations was primarily due to decreased direct sales of PET and PET/ CT scanners by CTI Solutions, which were purchased from CPS, as well as decreased sales of detector materials to CPS due to the decline in scanner units manufactured and sold by CPS and reduced transfer pricing of detector materials to CPS in accordance with the Agency Agreement.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended September 30, 2004 were $65.0 million, an increase of $12.8 million, or 24.5%, from $52.2 million for 2003. Selling, general and administrative expenses for the year ended September 30, 2004 increased to 16.2% of revenues compared to 14.4% of revenues for 2003.

      CPS. Selling, general and administrative expenses for the year ended September 30, 2004 were $15.0 million, an increase of $3.2 million, or 27.1%, from $11.8 million in 2003. Selling, general and administrative expenses for 2004 were 5.6% of revenues compared to 4.8% in 2003. The increase is primarily attributable to promotional expenses related to product launches, and increased administrative costs from the implementation of a new management information system.

      Detector Materials. Selling, general and administrative expenses for the year ended September 30, 2004 were $3.6 million, an increase of $1.3 million, or 56.5%, from $2.3 million for 2003. As a percentage of revenues, selling, general and administrative expenses were 7.7% and 4.2% for 2004 and 2003, respectively. The increase is primarily attributable to increased facility costs due to expansion in the latter half of 2003, and increased administrative costs from the implementation of a new management information system.

      CTI Solutions. Selling, general and administrative expenses were $45.2 million for the year ended September 30, 2004, an increase of $8.2 million, or 22.2%, from $37.0 million for 2003. Selling, general and administrative expenses for the year ended September 30, 2004 were 23.0% of revenues compared to 19.2% of revenues for 2003. The increase in amount and as a percentage of revenue is attributable to the acquisition of Concorde (June 2004) and consolidating a full year of these expenses after the acquisition of Mirada (August 2003), one-time severance costs to cease international scanner sales and service operations, and increased information technology costs. The $4.0 million of underlying expenses for the sales and marketing services provided to Siemens as defined in the Agency Agreement are included in selling, general and administrative expenses, while the reimbursement from Siemens is reflected in revenues.

      Corporate. Selling, general and administrative expenses not allocated to a financial reporting segment were $1.2 million for the year ended September 30, 2004, an increase of $0.1 million, or 9.1%, from $1.1 million for the year ended September 30, 2003.

Research and Development Expenses

      Research and development expenses for the year ended September 30, 2004 were $33.4 million, an increase of $3.5 million, or 11.7%, from $29.9 million for 2003. Research and development expenses for the years ended September 30, 2004 and 2003 were 8.3% of revenues.

      CPS. Research and development expenses for the year ended September 30, 2004 were $20.1 million, an increase of $0.4 million, or 2.0%, from $19.7 million in 2003. CPS continued to invest in new scanner technology primarily devoted to PET/ CT and LSO scanner developments. Research and development expenses for 2004 were 7.5% of revenues compared to 8.0% in 2003. The decrease in expenses as a percentage of revenue is attributable to sales growth exceeding the increase in research and development spending.

      Detector Materials. Research and development expenses for the year ended September 30, 2004 were $0.8 million, representing a decrease of $0.1 million, or 11.1%, from $0.9 million for 2003. As a percentage of total revenues, research and development expenses for the year ended September 30, 2004 increased to 1.7% from 1.6% for 2003. The relative percentage increase resulted from the decrease in revenues.

      CTI Solutions. Research and development expenses for the year ended September 30, 2004 were $12.9 million, an increase of $3.8 million, or 41.8%, from $9.1 million for 2003. Research and development expenses for the year ended September 30, 2004 were 6.6% of revenues compared to 4.7% for 2003. The increase was primarily due to a full year of development activities at Mirada, which was acquired in August 2003, increased spending on new molecular probe technology, and development spending for microPET® scanners following the acquisition of Concorde on June 30, 2004.

Write-off of in process research and development

      In connection with the acquisition of Mirada in August 2003 we recorded a $1.4 million one time, non-cash write-off of in-process research and development for which the value was determined by an independent appraisal. The acquisition of Concorde in June 2004 did not result in any write-off of in process research and development.

Stock-based Compensation Expense

      Stock-based compensation expense for the year ended September 30, 2004 was $2.5 million, an increase of $0.6 million, or 31.6%, from $1.9 million for 2003. Stock-based compensation expense for the year ended September 30, 2004 was 0.6% of revenues compared to 0.5% in 2003.

      CPS. Stock-based compensation expense for the year ended September 30, 2004 was $0.2 million, a decrease of $0.1 million, or 33.3%, from $0.3 million in 2003. Stock-based compensation expense was 0.1% of revenues for the years ended September 30, 2004 and 2003. Stock-based compensation expense primarily included charges for the vesting of options granted in 2002 with exercise prices below the fair market value of our stock. No similar grants were issued in 2004 or 2003.

      Detector Materials. No stock-based compensation expense was incurred for the years ended September 30, 2004 and 2003.

      CTI Solutions. Stock-based compensation expense for the year ended September 30, 2004 was $1.3 million, an increase of $0.4 million, or 44.4%, from $0.9 million for 2003. Stock-based compensation expense for the year ended September 30, 2004 was 0.7% of revenues compared to 0.5% in 2003. The increase is attributable to issuances of deferred stock units to the members of the board of directors of a wholly owned subsidiary, for which the related market value of the stock units is being amortized over the vesting period.

      Corporate. Stock-based compensation expense not allocated to a financial reporting segment for the year ended September 30, 2004 was $1.0 million, an increase of $0.3 million, or 42.9%, from $0.7 million in 2003. The increase is attributable to current year issuances of restricted stock shares to senior executives and deferred stock units to members of the Company’s board of directors, for which the market values are being amortized over the vesting periods.

Income (Loss) from Operations

      Income from operations for the year ended September 30, 2004 was $58.0 million, an increase of $0.2 million, or 0.3%, from $57.8 million for 2003. Income from operations for the year ended September 30, 2004 was 14.4% of revenues compared to 16.0% for 2003.

      CPS. Income from operations for the year ended September 30, 2004 was $50.6 million, an increase of $2.6 million, or 5.4%, from $48.0 million for 2003. Income from operations for the year ended September 30, 2004 was 19.0% of revenues compared to 19.3% for 2003. This increase in operating profits is primarily due to increased revenues and resulting gross profits. The decrease in operating margin resulted from higher selling, general, and administrative expenses.

      Detector Materials. Income from operations for the year ended September 30, 2004 was $19.8 million, a decrease of $6.1 million, or 23.6%, from $25.9 million for 2003. Income from operations for the year ended September 30, 2004 was 42.0% of revenues compared to 46.9% for 2003. The decrease resulted primarily from the $4.2 million arbitration order with the former vendor, reduced scanner demand, and the reduction of the LSO transfer prices to CPS in accordance with the Agency Agreement. Due to the execution of the Agency Agreement and the resulting LSO price reductions to CPS, Detector Materials’ gross margins and operating margins are expected to decline in 2005 by approximately 5.0%.

      CTI Solutions. Loss from operations for the year ended September 30, 2004 was $11.4 million, a increase of $1.8 million, or 18.8%, from $9.6 million for 2003. The loss from operations for the year ended September 30, 2004 was 5.8% of revenues compared to 5.0% for 2003. The increase in the loss from operations for the year was primarily due to increased operating expenses. These increases were offset by the reimbursement of expenses incurred for the sales and marketing services provided to Siemens, and by the gain on the sale of international scanner service contracts to Siemens after the execution of the Agency Agreement on May 1, 2004. Following the execution of the Agency Agreement, CTI Solutions reported operating income for the fourth quarter of 2004, and it is expected that this trend will continue in 2005.

      Corporate. The loss from operations for the year ended September 30, 2004 was $1.0 million, a decrease of $5.5 million from a loss of $6.5 million for 2003. The majority of this decrease represents the net change in the consolidation entry to eliminate the intercompany gross margin on detector material inventory held by CPS and PET scanner inventory held by CTI Solutions at each period end. As intercompany sales of detector materials and scanners have decreased the related margin elimination has also decreased.

Interest Expense, Net

      Interest expense, net for the year ended September 30, 2004 was $1.4 million, an increase of $0.6 million, or 75.0%, from $0.8 million for 2003. The increase resulted from lower interest income on a lower average cash equivalent position, as these funds were used to finance the Concorde acquisition and for expansion of our radiopharmaceutical distribution network.

Other Income

      Other income for the year ended September 30, 2004, was $0.6 million, a decrease of $1.4 million from $2.0 million for 2003. The decrease is primarily attributable to decreased gains on foreign currency transactions and fluctuations in income and losses from equity investees.

Provision for Income Taxes

      The income tax provision for the year ended September 30, 2004 was $21.9 million, a decrease of $1.0 million, or 4.4%, from $22.9 million for the year ended September 30, 2003. The effective tax rate for the years ended September 30, 2004 and 2003 was 38.3% and 38.9%, respectively. The decrease in the effective tax rate is attributable to lower state income taxes. The American Job Creation Act of 2004 that was signed into law in October 2004 replaces an export incentive with a deduction from domestic manufacturing income. As the Company is both an exporter and a domestic manufacturer, this change is not expected to have a material impact on the Company’s income tax provision for the forthcoming year.

Minority Interest Expense

      The minority interest expense for the year ended September 30, 2004 was $16.7 million, an increase of $1.3 million, or 8.4%, from $15.4 million for 2003. The increase was due to increased net income of CPS.

Year Ended September 30, 2003 Compared to Year Ended September 30, 2002

Revenues

      Revenues for the year ended September 30, 2003 were $362.3 million, an increase of $103.9 million, or 40.2%, from $258.4 million in 2002.

      CPS. Revenues for the year ended September 30, 2003 were $247.7 million, an increase of $58.7 million, or 31.1%, from $189.0 million in 2002. The increase in revenues was driven primarily by an increase in unit sales of scanners from 146 units in 2002 to 179 units in 2003 and, to a lesser extent, by an increase in sales of parts and services. In addition to the increase in units sold, average scanner sales price also increased from 2002 due to a shift in sales mix from PET to PET/CT units. Intersegment revenues accounted for 30.6% and 20.0% of total CPS revenues for the years ended September 30, 2003 and 2002, respectively. Intersegment revenues increased as a percentage of revenues as a result of sales to CTI Solutions under the multiple distributor arrangement.

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

      CTI Solutions. Revenues for the year ended September 30, 2003 were $192.8 million, an increase of $80.3 million, or 71.4%, from $112.5 million in 2002. The increase in revenues was driven by increased FDG dose shipments and increased direct distribution sales of PET and PET/CT scanners. CTI Solutions delivered approximately 58.4% more doses, during the year ended September 30, 2003 compared to the year ended September 30, 2002. Also during the year ended September 30, 2003, direct distribution sales of PET and PET/CT scanners by CTI Solutions, purchased from CPS, increased by 48 units compared to the year ended September 30, 2002. These increases were offset by a 19.3% decrease in average FDG revenue per dose. Intersegment revenues accounted for 2.8% and 5.7% of total CTI Solutions revenues for the years ended September 30, 2003 and 2002, respectively. Intersegment revenues decreased as a percentage of revenues due to an increase in third-party sales of PET and PET/CT scanners through CTI Solutions’ direct distribution efforts and fewer intersegment sales of cyclotrons to our PETNET subsidiary.

      Intercompany Eliminations. Intercompany revenues that were eliminated in consolidation for the year ended September 30, 2003 were $133.4 million, an increase of $61.1 million, or 84.5%, from

$72.3 million in 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET and PET/ CT scanners to CTI Solutions from CPS.

Cost of Revenues

      Cost of revenues for the year ended September 30, 2003 was $219.1 million, an increase of $68.5 million, or 45.5%, from $150.6 million for 2002. Cost of revenues for the year ended September 30, 2003 was 60.5% of revenues compared to 58.3% for 2002.

      CPS. Cost of revenues for the year ended September 30, 2003 was $167.9 million, an increase of $49.1 million, or 41.3%, from $118.8 million for 2002. Cost of revenues for the year ended September 30, 2003 increased to 67.8% of revenues compared to 62.8% of revenues for 2002. The increase in cost of revenues as a percentage of revenues is primarily due to two factors. First, a larger percentage of units were sold under the terms of the multiple distributor agreements which reflect transfer prices from CPS and thus have lower gross margins. In 2002, many sales carried retail sales prices and higher gross margins under the previous distribution agreement with Siemens. Second, a change in sales mix from PET to PET/ CT units which generally carry higher manufacturing costs also contributed to the increase in cost of revenues as a percentage of revenues.

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

      CTI Solutions. Cost of revenues for the year ended September 30, 2003 was $155.4 million, an increase of $73.9 million, or 90.7%, from $81.5 million for 2002. The increase in cost of revenues was due primarily to an increase in scanner units and FDG doses sold. Cost of revenues for the year ended September 30, 2003 increased to 80.6% of revenues compared to 72.4% of revenues for 2002. The increase in cost of revenues as a percentage of revenues results from a shift in sales mix to direct distribution of PET and PET/ CT scanners purchased from CPS. The percentage of CTI Solutions’ sales coming from the direct distribution of scanners purchased from CPS, which business carries a lower gross margin than sales of FDG doses, cyclotrons or service contracts, increased by over 280% from 2002 to 2003. In addition to the shift in sales mix to more direct sales, competitive pricing pressure drove a decrease in the average scanner sales price, collectively resulting in the increased cost of revenues as a percentage of revenues.

      Intercompany Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the year ended September 30, 2003 were $130.3 million, an increase of $62.2 million, or 91.3%, from $68.1 million in 2002. Cost of revenues eliminated for the year ended September 30, 2003 increased to 36.0% of revenues compared to 26.4% of revenues for 2002. The increase in revenue eliminations was primarily due to increased sales of detector materials to CPS, as well as increased sales of PET and PET/CT scanners to CTI Solutions from CPS.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the year ended September 30, 2003 were $52.2 million, an increase of $15.1 million, or 40.7%, from $37.1 million for 2002. Selling, general and administrative expenses for the year ended September 30, 2003 and 2002 were 14.4% of revenues.

      CPS. Selling, general and administrative expenses for the year ended September 30, 2003 were $11.8 million, an increase of $1.0 million, or 9.3%, from $10.8 million in 2002. Selling, general and administrative expenses for 2003 were 4.8% of revenues compared to 5.7% in 2002. The decrease was due to the impact of the distribution arrangements implemented in connection with the multiple distributor strategy, pursuant to which all of the selling costs and a substantial part of the marketing costs shifted from CPS to its distributors.

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

      CTI Solutions. Selling, general and administrative expenses were $37.0 million for the year ended September 30, 2003, an increase of $13.0 million, or 54.2%, from $24.0 million for 2002. The increase was primarily due to additional marketing personnel and promotional expenses to support the direct distribution business and PET education programs for referring physicians. Also, a portion of this increase was due to the Company recording $0.5 million of bad debt expense to reserve for the outstanding accounts receivable balances for two scanner sales that were only partially funded by the sales financing company, DVI Financial Services, Inc., prior to its entering into bankruptcy. Selling, general and administrative expenses for the year ended September 30, 2003 were 19.2% of revenues compared to 21.3% of revenues for 2002. A significant portion of this relative percentage decrease was related to an increase in revenues from the direct distribution of PET and PET/ CT scanners purchased from CPS.

      Corporate. Selling, general and administrative expenses not allocated to a financial reporting segment for the year ended September 30, 2003 and 2002 were $1.1 million.

Research and Development Expenses

      Research and development expenses for the year ended September 30, 2003 were $29.9 million, an increase of $8.2 million, or 37.8%, from $21.7 million for 2002. Research and development expenses for the year ended September 30, 2003 were 8.3% of revenues compared to 8.4% for 2002.

      CPS. Research and development expenses for the year ended September 30, 2003 were $19.7 million, an increase of $4.0 million, or 25.5%, from $15.7 million in 2002. CPS continued to invest in new scanner technology, with the increases in 2003 primarily devoted to PET/ CT and LSO scanner developments. Research and development expenses for 2003 were 8.0% of revenues compared to 8.3% in 2002.

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

      CTI Solutions. Research and development expenses for the year ended September 30, 2003 were $9.1 million, an increase of $4.1 million, or 82.0%, from $5.0 million for 2003. Research and development expenses for the year ended September 30, 2003 were 4.7% of revenues compared to 4.5% for 2002. The increases were due to increased investment in radiopharmaceutical research and development, which resulted in the addition of personnel and consulting expenses. Also, increases were due to the continued development of our Reveal Network Solutions and Mirada medical image analysis applications.

      Corporate. Research and development expenses not allocated to a financial reporting segment for the year ended September 30, 2003 were $0.2 million compared to none for 2002.

Write-off of in process research and development

      In connection with the acquisition of Mirada in August 2003 we recorded a $1.4 million one time, non-cash write-off of in-process research and development.

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

      CTI Solutions. Stock-based compensation expense for the year ended September 30, 2003 was $0.9 million, a decrease of $2.8 million, or 75.7%, from $3.7 million for 2002. Stock-based compensation expense for the year ended September 30, 2003 was 0.5% of revenues compared to 3.3% in 2002.

      Corporate. Stock-based compensation expense not allocated to a financial reporting segment for the year ended September 30, 2003 was $0.7 million, compared to $3.0 million in 2002.

Income (Loss) from Operations

      Income from operations for the year ended September 30, 2003 was $57.8 million, an increase of $21.0 million, or 57.1%, from $36.8 million for 2002. Income from operations for the year ended September 30, 2003 was 16.0% of revenues compared to 14.2% for 2002.

      CPS. Income from operations for the year ended September 30, 2003 was $48.0 million, an increase of $8.2 million, or 20.6%, from $39.8 million for 2002. Income from operations for the year ended September 30, 2003 was 19.3% of revenues compared to 21.1% for 2002. This decrease in operating profit margins is primarily due to the lower transfer prices on units sold under the multiple distribution agreements and higher manufacturing costs of PET/ CT scanners.

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

      CTI Solutions. Loss from operations for the year ended September 30, 2003 was $9.6 million, a increase of $7.9 million, from $1.7 million for 2002. Loss from operations for the year ended September 30, 2003 was 5.0% of revenues compared to 1.5% for 2002. The increase in the loss from operations was partially due to the costs associated with developing our business as a direct distributor of PET and PET/ CT scanners. Additionally, competitive pricing pressure drove a decrease in the average scanner sales price, which resulted in lower gross margins.

      Corporate. The loss from operations for the year ended September 30, 2003 was $6.5 million, a decrease of $1.8 million, or 21.7%, from $8.3 million for 2002. The majority of this decrease represents the net change in the consolidation entry to eliminate the intercompany gross margin on detector material inventory held at CPS and PET scanner inventory held by CTI Solutions at each period end. The decrease is also attributable to the decrease in stock-based compensation during 2003. These decreases were offset by the write-off of in process research and development expenses due to the acquisition of Mirada in August 2003.

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

Quarterly Results of Operations

      Our business is seasonal in nature. The following table presents our operating results by quarter for each of the last three fiscal years ended September 30, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this annual report. In our opinion, all adjustments (consisting of normal recurring accruals)

considered necessary for a fair presentation have been included. This data should be read together with our consolidated financial statements and the notes to such statements included in this annual report.

	Three Months Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2001	2002	2002	2002	2002	2003	2003	2003	2004	2004	2004	2004

	(In millions, except per share data)
Consolidated Statements of Operations Data:
Revenues	$47.6	$55.2	$69.0	$86.6	$60.6	$81.9	$99.2	$120.6	$74.1	$106.3	$91.8	$129.5
Cost of Revenues	28.5	32.5	41.1	48.6	32.7	49.3	61.2	75.9	43.7	65.1	54.6	79.4

Gross Margin	19.1	22.7	27.9	38.0	27.9	32.6	38.0	44.7	30.4	41.2	37.2	50.1
Operating expenses:
Selling, general and administrative expenses	7.2	8.5	8.9	11.2	12.2	12.4	11.8	15.8	15.2	16.2	17.6	16.0
Research and development expenses	4.6	4.8	5.9	6.3	6.6	7.5	7.3	8.5	10.3	8.6	7.7	6.8
Write-off of in-process research and development expenses	—	—	—	—	—	—	—	1.4	—	—	—	—
Stock-based compensation expense	0.1	8.1	3.5	0.5	0.6	0.3	0.5	0.5	0.5	0.6	0.7	0.7

Total operating expenses	11.9	21.4	18.3	18.0	19.4	20.2	19.6	26.2	26.0	25.4	26.0	23.5

Income from operations	$7.2	$1.3	$9.6	$20.0	$8.5	$12.4	$18.4	$18.5	$4.4	$15.8	$11.2	$26.6

Net income (loss)	$—	$(11.8)	$0.8	$7.6	$3.4	$4.5	$7.5	$5.2	$0.7	$5.8	$2.7	$9.4
Basic earnings per share	$(0.02)	$(0.46)	$(0.07)	$0.16	$0.08	$0.11	$0.17	$0.12	$0.02	$0.13	$0.06	$0.21
Diluted earnings per share	$(0.02)	$(0.46)	$(0.07)	$0.17	$0.07	$0.10	$0.16	$0.11	$0.02	$0.12	$0.06	$0.20

Liquidity and Capital Resources

      Our principal liquidity requirements are to meet the working capital and capital expenditure needs of our expanding business. These needs have increased in order to support the growth in our business. For example, from September 30, 2003 to September 30, 2004, our inventories increased from $70.9 million to $92.2 million while our total accounts receivable decreased from $114.7 million to $100.2 million. The increase in inventory is primarily due to lower than expected scanner sales during the last half of 2004, and also from holding more inventories of critical raw materials. The decrease in accounts receivable is attributable to the decrease in direct distribution sales of PET and PET/ CT scanners. A greater majority of our scanners are now sold through distributors with payment terms that are faster than the terms for our direct distribution sales to end customers. Our property and equipment (net) increased from $107.3 million to $133.1 million during this same period. Property and equipment increased due to the continued expansion of our radiopharmacy network, establishment of our South Korean operations, and the implementation of our new management information system. On June 30, 2004 the Company acquired the assets of Concorde for an aggregate purchase price of $41.9 million, including $20.5 million of cash and shares of common stock valued at $21.4 million. The purchase of Concorde increased inventories, intangible assets, and goodwill by $5.6 million, $14.8 million, and $21.6 million, respectively.

      On September 30, 2002 we entered into an amended and restated credit agreement with a syndicate of banks agented by SunTrust Bank. The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Of this total, CPS is allowed to borrow up to $55.0 million to finance its operations. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). Our subsidiaries guarantee all obligations under the credit agreement, except that the guarantee of CPS is limited to $55 million and does not include any advances under the credit agreement that are loaned (on an intercompany basis) to our PETNET subsidiary. Our obligations and the obligations of our subsidiary guarantors under the credit agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee obligations of CPS is principally limited to the accounts receivable and inventory of CPS. As of September 30, 2004 no balance was outstanding under the credit agreement, and after deducting $6.7 million in outstanding letters of credit, $118.3 million was available to the Company.

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

      We anticipate that our current cash and cash equivalents balances and our expected operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations through the expected date of the CPS put/call. Our decision to exit the direct distribution of scanners in conjunction with executing the Agency Agreement with Siemens should also improve cash flow as we will be able to reduce consolidated scanner inventory levels and receivables from third party customers. We may from time to time evaluate the benefits of raising additional debt or equity capital.

Off-Balance Sheet Arrangements

      Other than the guarantees described below under “Commitments”, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

      The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2004:

	Payments Due by Period

		1 Year			After 5
Contractual Cash Obligations	Total	or Less	2-3 Years	4-5 Years	Years

	(In thousands)
Long-term debt	$6,425	$1,444	$1,496	$3,485	$—
Capital lease obligations	12,774	3,716	5,890	2,729	439
Operating leases	24,482	5,590	8,421	4,447	6,024

Total contractual cash obligations	$43,681	$10,750	$15,807	$10,661	$6,463

      In addition to the cash obligations listed above, we guarantee lease obligations on behalf of our unconsolidated radiopharmacies of $0.2 million at September 30, 2004. These lease obligations generally have a term of seven years and commenced in 2000. In August 2003, we also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of approximately $6.5 million. The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, we have the right to acquire the facility and all related customer contracts and would operate the facility as a CTI Solutions radiopharmacy. The Company has recorded a liability of $0.3 million for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

      In September 2003, we entered into a financing program arrangement with DLL. The program provides flexible lease financing to CTI Solutions’ customers for the full range of PET and PET/ CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provides a guarantee to DLL for 9.9% of the principal balance of the first $25 million in leases, and 5% thereafter, on all leases DLL executed on behalf of CTI Solutions’ customers. At September 30, 2004, the Company had recorded a reserve of $0.3 million for this guarantee to reflect the estimated fair value of the Company’s obligation after recovery and resale of the underlying equipment in accordance with FIN 45.

Cash Flows

Year Ended September 30, 2004 Compared to Year Ended September 30, 2003

      Net cash provided by operating activities for the year ended September 30, 2004 was $48.5 million compared to $16.5 million in 2003. The increase in net cash provided by operating activities was primarily due to lower trade receivables resulting from the reduction in direct distribution scanner sales. The increase in cash flows from receivables was partially offset by cash used to build inventory in our CPS and Detector Materials segments.

      Net cash used in investing activities during the year ended September 30, 2004 was $51.2 million compared to $54.7 million in 2003. In 2004, investing activities consisted primarily of the acquisition of Concorde and radiopharmacy expansion. In 2003, investing activities consisted primarily of our acquisition of Mirada, facility expansion, and radiopharmacy expansion.

      Net cash used by financing activities during the year ended September 30, 2004 was $10.7 million compared to cash provided by financing activities of $3.4 million in 2003. In 2004, the cash was used primarily to fund the decrease in our checks in transit and scheduled principal payments on outstanding debt, net of cash received from the exercise of stock options and the purchase of stock through our employee stock purchase plan.

      Non-cash investing and financing activity for the year ended September 30, 2004 consisted of the issuance of shares of common stock for the purchase of Concorde. For the year ended September 30, 2003, non-cash investing and financing activities for equipment financed by capital leases was $0.7 million.

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

      Net cash used in investing activities during the year ended September 30, 2003 was $54.7 million. In 2003, investing activities consisted primarily of the acquisition of Mirada, our continued facility expansion, and radiopharmacy expansion. In 2002, investing activities consisted primarily of our facility expansion, and radiopharmacy expansion.

      Net cash provided by financing activities during the year ended September 30, 2003 was $3.4 million compared to $92.0 million in 2002. The cash in 2002 came principally from our initial public offering of common stock, which was offset in part by retirements of common stock, repaying outstanding balances on our credit facility, early extinguishment of certain capital lease obligations, and scheduled principal payments on our other debt. The 2003 cash came primarily from funds received from the exercise of stock options and participation in our employee stock purchase plan, net of scheduled principal payments on outstanding debt.

      Non-cash investing and financing activities for equipment financed by capital leases was $0.7 million and $8.5 million for the year ended September 30, 2003 and 2002, respectively.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates, including those related to revenue recognition, valuation of goodwill and accounting for investees. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our financial position and results of operations may be significantly different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

      We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

      We record revenue in accordance with the guidance of the SEC’s Staff Accounting Bulletin (SAB) No. 104 (SAB 104), which supersedes SAB 101 in order to encompass EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). Our revenue is derived from sales of scanners, calibration sources, spare parts, detector materials, cyclotrons, radiopharmaceuticals, medical image analysis applications, sales and marketing services, and the provision of services on equipment sold, including site planning and installation, preventive maintenance and repair, training, technical support and assistance with licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment. Revenues derived from the sale of scanners, cyclotrons, calibration sources, spare parts, medical image analysis applications and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms. We account for sales of scanning equipment and related installation and associated training services as multiple-element arrangements. We recognize revenue for the elements separately as (i) the sales of the equipment, installation and training services represent separate earnings processes, (ii) revenue is allocated among the elements based on the fair value of the elements and (iii) installation and associated training are not deemed essential to the functionality of the equipment. We determine the value of the equipment and installation and training services based on sales of the equipment both with and without installation and training. We also recognize as revenue reimbursements for certain sales and marketing services as such services are provided to Siemens and as the Company is the primary obligor for the expenses incurred in providing these services.

      For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF 00-21 and SAB 104, and recognize revenue for equipment upon delivery and for installation and other services as performed. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

      Revenues derived from distribution of radiopharmaceuticals are recognized upon delivery of the product. Equipment maintenance service contracts are typically three or more years in duration and related revenues are recognized ratably over the respective contract periods as the services are performed. For other services, revenue is recognized upon completion of the service.

      Our contracts typically require customer payments in advance of revenue recognition. These deposit amounts are reflected as customer advances and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

      Revenues derived from our software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable. If professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract.

      Revenue recognition depends on the timing of shipment and service performance and can be subject to customer readiness and acceptance. If services and shipments are not performed as scheduled, our reported revenues may differ materially from expectations.

Valuation of Goodwill

      On October 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142) which required us to perform an initial impairment review of our goodwill at that date and also requires us to perform impairment reviews thereafter, at least once annually. We conduct our impairment test at the end of each fiscal year based on judgments regarding ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. The annual impairment test was conducted and it did not result in any impairment charges.

Accounting for Investees

      We periodically enter into arrangements in which we hold a majority of the equity ownership. In some instances, we also have influence over a majority of the board of directors or managers. We determine accounting for these investments in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries (SFAS 94), and Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18) and, where appropriate, evaluate our and the minority shareholders’ participating rights in accordance with EITF Issue 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights (EITF 96-16) to determine whether consolidation or equity method accounting is appropriate in each case.

      We evaluated FIN 46(R) effects on our investments during the second quarter of fiscal year 2004. In conjunction with this evaluation, we identified one of our investments as a variable interest entity as defined by FIN 46(R). However, the evaluation of FIN 46(R) did not have a significant impact on our consolidated financial statements since the Company is also identified as the primary beneficiary of the variable interest entity and therefore is not required to make changes to the entities included in the consolidated financial statements for this reporting period. As required by FIN 46(R), we will continue to monitor our investments in both consolidated and unconsolidated entities for events that may occur which would require the Company to reevaluate whether any of these investments qualifies as a variable interest entity. The evaluation of FIN 46(R) did not result in changes in the application of previously issued generally accepted accounting principles, SFAS 94 and APB 18, to our investments.

      We own a majority interest in CPS. Under the terms of the CPS operating agreement, we have influence over a majority of the board of directors. Decisions deemed participating rights, including approval of operating budgets and management compensation, are determined by a majority vote of the board of directors. The board of directors of CPS consists of two directors selected by us, two directors selected by Siemens, and a fifth director selected by Siemens from a list of persons selected by us. Neither Siemens nor any member of the board of directors of CPS who was selected or nominated by Siemens has any substantive participating or veto rights with regard to significant operating, budget, capital and other decisions. CPS is consolidated in our financial statements.

      Where appropriate, we evaluate our and the minority interest shareholders’ participating rights in accordance with EITF 96-16 to determine whether consolidation or equity method accounting is appropriate in each case. In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, we account for these investments using the equity method as we do not have control over significant operating decisions. We have invested in three radiopharmacies that are accounted for under the equity method. For the entities not previously included in the consolidated financial statements, the evaluation of FIN 46(R) resulted in us continuing to apply previously issued generally accepted accounting principles to the respective investments and continuing to account for these entities under the equity method.

Recent Accounting Pronouncements

Inventory Costs

      On November 24, 2004, the FASB issued SFAS 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The Company does not expect this new standard to have a material effect on its financial statements.

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

      Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens, Hitachi Medical Systems America and Toshiba Medical Systems Corporation. For example, for the years ended September 30, 2004, 2003, and 2002 sales to Siemens constituted 49.3%, 39.7% and 49.6%, respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through our distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or to commit the necessary resources to effectively market and sell, our scanner products.

      Effective May 1, 2004, CTI, CPS, and Siemens executed an agreement appointing CTI as Siemens’ non-exclusive sales representative to solicit purchases of Siemens-branded PET and PET/ CT scanners manufactured by CPS in the United States. This agreement provides for us to cease our direct distribution of PET and PET/ CT scanners, with the exception of certain rights retained in South Korea and Japan. In compliance with this agreement, we have ceased direct distribution of CPS’ scanner products and terminated our sub-distribution agreements outside of the U.S. as required, yet retained those agreements as permitted in South Korea and Japan. Following this change, our dependence on our third-party distributors, especially Siemens, has increased for sales growth and market information used to develop future guidance.

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

      Medicare reimbursement rates are established by the U.S. Department for Health and Human Services’ Centers for Medicare and Medicaid Services (CMS), the government agency that administers Medicare and Medicaid. From time to time, CMS adjusts the reimbursement rates for medical procedures to reflect the costs incurred by health care providers to perform the procedures. Medicare reimbursement rates for PET applications have recently declined and are subject to periodic reevaluation by CMS which could cause further downward adjustments in the future.

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

      Moreover, we cannot assure you that additional procedures using our products will qualify for reimbursement from third-party payors in the U.S. or in foreign countries. If additional PET procedures are not approved for reimbursement in a manner consistent with our expectations and assumptions, our business may not grow as much or as fast as it has grown.

If Siemens exercises its option to purchase a majority interest in our subsidiary, CPS, Siemens will acquire a large portion of our revenues, operations and assets.

      For the years ended September 30, 2004, 2003 and 2002, approximately 52.2%, 47.5% and 58.5%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of September 30, 2004, the cumulative total number of units sold by CPS under this agreement was 852, and at such date, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the option to be exercisable. After 2004, the cumulative unit sales requirement will continue to increase by 74 units each year. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before the second half of fiscal year 2006. Siemens cannot exercise its option until the end of the fiscal year in which this target level is reached. Once these sales volumes are achieved and the call right is exercised, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

      Under the terms of our new Agency Agreement with Siemens, in the event the Agency Agreement is terminated or not renewed by Siemens for any reason, we would continue to have the right to distribute PET and PET/ CT products manufactured by CPS until at least 2010 on substantially the same terms as existed under the distribution agreement between CTI and CPS. The Agency Agreement also provides that CTI can terminate this agreement under certain specified circumstances, including the event that certain total unit sales thresholds for PET and PET/CT scanners are not met for a period of two consecutive fiscal quarters. The joint venture agreement also contains cross-covenants not to compete, which prohibit the parties to the joint venture agreement from participating in or owning an interest in any business engaged in the manufacture, development, or sale of products that compete with the products offered by CPS currently, and for a period of three years following the closing of the exercise of the Siemens’ option.

      The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of September 30, 2004, approximately 34.8% of our total assets were attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

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

      We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of September 30, 2004 we have 34 issued U.S. patents and 41 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan, including through our ownership of Mirada. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

      The prosecution and enforcement of copyrights and patents relating to software and other technology licensed or sold to us by third parties is not within our control, and without this software and technology, we may be unable to manufacture our products or maintain our technological advantage. For example, we license Siemens’ syngoTM software which is an important component of our PET/ CT systems. Also, we license the exclusive right to use lutetium oxyorthosilicate, or LSO, technology from the owner of the LSO patent until such time as the LSO patent expires in October 2008. While LSO is the only lutetium based scintillator material currently used in the PET industry, it may be possible for others to produce a lutetium based detector that does not contain LSO without violating the Schlumberger patent and, therefore, our exclusive license. If the third-party suppliers of this software and technology fail to protect their patents or copyrights or if this technology and software is found to infringe on the rights of another party, the functionality of our products could suffer and our ability to bring new and existing products to market could be delayed. In the case of LSO, the expiration of, or the failure to protect, the LSO patent could result in our competitors gaining access to the LSO technology for use in their molecular imaging products, thereby eliminating one of our important competitive advantages.

      Currently, 21 of our issued patents are held in the name of CPS. If Siemens exercises its right to purchase a majority interest in CPS, there is no guarantee that we will have the right to license or otherwise use the technology underlying these patents or other intellectual property that is proprietary to CPS such as manufacturing know-how. Our inability to access or use this technology could harm our business and financial condition.

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

      Our scanner products are medical devices that are subject to extensive regulation in the U.S. and in foreign countries where we do business. Unless an exemption applies, each medical device that we wish to market in the U.S. must first receive clearance from the U.S. Food and Drug Administration, which is referred to as 510(k) clearance, which can be a lengthy and expensive process. The FDA’s 510(k) clearance process for our devices usually takes 90 days from the date the application is submitted, but may take longer. Although we have obtained 510(k) clearance for our current products, our 510(k) clearance can be revoked if safety or effectiveness problems develop. We expect that our scanner products currently under development will require 510(k) clearance. We may not be able to obtain additional clearances in a timely fashion, or at all. Delays in obtaining clearance or the revocation of existing clearances could adversely affect our revenues and profitability.

      In addition to clearance requirements, our medical device products are subject to other rigorous FDA regulatory requirements, including Quality System Regulation manufacturing requirements, labeling and promotional requirements and medical device serious adverse event reporting requirements. Our failure to satisfy these requirements could result in, among other things, notice of violation or warning letters, fines, consent decrees and injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, import or safety alerts, the FDA’s refusal to grant future clearances, withdrawals or suspensions of current product applications, and criminal prosecution. Any of these actions could have a material adverse effect on our business, financial condition, and results of operations.

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

      Any modification to a FDA-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new FDA 510(k) premarket clearance. The FDA requires every manufacturer to make this determination, but can review any such decision. We may make additional modifications to our products after they have received clearance, and in appropriate circumstances, determine that new clearance is unnecessary. The FDA may not agree with our decision not to seek new clearance. If the FDA requires that we seek 510(k) clearance for any modifications to a previously cleared product, we may be required to cease marketing or recall the modified device until we obtain this clearance. Also, in some circumstances, such as the FDA’s disagreement with our decision not to seek new clearance, we may be subject to significant regulatory fines or civil or criminal penalties.

FDA regulation of our radiopharmaceutical development and manufacturing procedures could hinder our ability to manufacture and distribute our PET products.

      Our PET radiopharmaceuticals currently are manufactured and sold through our radiopharmacies, each of which operates under an applicable state pharmacy license and compounds these products in response to the order of a licensed physician. These activities are authorized under Section 121 of the Food and Drug Administration Modernization Act of 1997 (the 1997 Act). The FDA in the past generally has not subjected such compounded PET products to new drug approval procedures and current good manufacturing practice requirements.

      The 1997 Act, however, amended the Federal Food, Drug, and Cosmetic Act to provide a new framework for FDA regulation of PET products. The 1997 Act states that the FDA can require the submission and approval of new drug applications (NDAs) or abbreviated new drug applications (ANDAs) in order to continue marketing these products and our adherence to current good manufacturing practice requirements for PET products two years after the agency finalizes appropriate new approval procedures and current good manufacturing practice requirements for PET. The submission of a NDA or ANDA before this time period expires is voluntary. The FDA has issued a guidance document for the chemistry portion of NDAs and ANDAs for PET products, including F-18-fluorodeoxyglucose, or FDG, the product principally produced and distributed by our PETNET radiopharmacies. Because the 1997 Act prohibits the FDA from requiring NDAs or ANDAs for PET products until two years after the agency finalizes appropriate approval procedures and current good manufacturing practice requirements for PET products, the submissions and FDA approval of such applications before these time periods expire is voluntary. The FDA has not yet addressed the procedures for approval of other PET products and of new indications for existing PET products. The FDA has said, however, that it expects that the standards for determining the safety and effectiveness set forth in recently developed FDA proposed regulations for in vivo diagnostic radiopharmaceuticals may apply to PET.

      Under the 1997 Act the FDA cannot require NDAs or ANDAs for any PET products that comply with the PET compounding standards and the official monographs of the United States Pharmacopoeia until two years after the issuance of final current good manufacturing practice regulations and appropriate procedures for the approval of the specific PET drug product, whichever occurs later. In March 2002, the FDA issued preliminary draft proposed regulations for the current good manufacturing practice requirements. The public comment period for the draft regulations closed on June 5, 2002, after which the FDA said it intends to issue a proposed rule with an additional period for public comment before issuing the final current good manufacturing practice regulations for PET. It is not possible to accurately predict when the FDA will finalize these regulations, but we have begun working toward compliance with these proposed regulations. We currently anticipate that the FDA authority and the proposed approval procedures and current good manufacturing practice requirements would not take effect until calendar year 2007 at the earliest.

      Once the requirements for FDA approval take effect, we could incur significant costs, including upgrading or replacing certain facilities, and spend considerable time obtaining FDA approval for existing and newly developed radiopharmaceuticals or for new indications for existing radiopharmaceuticals. Such additional costs and time spent to obtain any required FDA approval could have a material adverse effect on our business, financial condition, and results of operations. With regard to the FDA’s future issuance of proposed current good manufacturing practice requirements for PET drug products, we cannot predict with certainty the precise nature of these requirements or their future effect on our business, financial condition, and results of operations.

      Our PET products are subject to other rigorous FDA regulatory requirements, including compounding standards, reporting of serious adverse events, labeling and promotional requirements. Our failure to satisfy these requirements could result in, among other things, notice of violations or warning letters, fines, consent decrees and injunctions, civil penalties, repairs, replacements, refunds, recalls or seizures of products, total or partial suspension of production, import or safety alerts, the FDA’s refusal to grant future clearances, withdrawals, or suspensions of current product applications, and criminal prosecution. Any of these actions could have a material adverse effect on our business, financial condition, and results of operations.

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

      We anticipate that our expenses will increase in the foreseeable future as we grow our business and:

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

      Our revenues and operating results have varied from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our operating results to fluctuate significantly from quarter to quarter:

•	The budget cycles of our customers;

•	The availability of financing to our customers;

•	The size and timing of specific sales and any collection delays or defaults related to those sales;

•	Changes in the relative contribution to our revenue from our various products;

•	The seasonality of capital equipment sales, with the fourth fiscal quarter traditionally being the highest;

•	Product and price competition;

•	Development costs of new product introductions and product enhancements;

•	The timing and market acceptance of new product technologies by us or our competitors;

•	The length of our sales cycle;

•	The timing of hiring and the timing of incentive compensation for our sales and marketing personnel;

•	Changes in healthcare reimbursements and governmental laws and regulations;

•	A downturn in general economic conditions;

•	Our dependence on our distributors;

•	The loss of key sales personnel or distributors; and

•	Changes in the growth rate of PET.

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

      We conduct business globally. International sales accounted for approximately 24.6%, 23.3%, and 23.5% of sales for the years ended September 30, 2004, 2003 and 2002, respectively. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

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

      Our growth strategy includes establishing new radiopharmacy sites and developing new products, services and technologies as well as new distribution channels. The pursuit of this growth strategy consumes capital resources, thereby creating the financial risk that we will not realize an adequate return on this investment. In addition, our growth may involve the acquisition of companies, the development of products or services or the creation of strategic alliances in areas in which we do not currently operate. This would require our management to develop expertise in new areas, manage new business relationships and attract new types of customers. The success of our growth strategy also depends on our ability to expand our financial, operational and management resources and to attract, train, motivate and manage an increasing number of employees. The success or failure of our growth strategy is difficult to predict. The failure to achieve our stated growth objectives or the growth expectations of investors could disappoint investors and harm our stock price. We may not be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.

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

      Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 28.1% of our common stock as of September 30, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could exert substantial influence over the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that some of our investors may consider desirable.

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

Our stock price has been and may continue to be volatile.

      The market price for the common stock has fluctuated, may continue to fluctuate and may be affected by a number of factors. Such fluctuations in the market price of our common stock may cause your investment in our common stock to decline. Relevant factors include:

•	volume and timing of orders for our products;

•	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements of technological or medical innovations in the monitoring or treatment of diseases;

•	product liability claims or other litigation;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

      Our exposure to market risk relates principally to changes in interest rates for borrowings under our revolving credit facility and our industrial revenue bonds. These borrowings, which represent an aggregate principal amount of $4.9 million at September 30, 2004, bear interest at variable rates. Based on our borrowings during 2004, a hypothetical increase in interest rates of 1.0% (i.e. an additional 100 basis points) would have increased our annual interest expense by less than $0.1 million and would have decreased our annual cash flow from operations by less than $0.1 million.

      The Company’s cash equivalents and short-term investments are also subject to market risk, primarily interest-rate and credit risk. The Company’s investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting the Company’s investments to high credit quality securities with relatively short-term maturities.

      As of September 30, 2004, we had cash and cash equivalents of $36.4 million. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

      The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s investment portfolio. All investments mature, by policy, in one year or less.

			9/30/04
	2004	Total	Fair Value

Assets:
Cash equivalents:
Fixed rate	$26,632	$26,632	$26,632
Average interest rate	2.23%	2.23%	2.23%
Variable rate	$90	$90	$90
Average interest rate	1.92%	1.92%	1.92%

Foreign Currency Risk

      International revenues from the Company’s foreign direct sales and distributor sales comprised 24.6% of total revenues for the year ended September 30, 2004. However, because the vast majority of our international sales are transacted in the United States dollar, our exposure to foreign currency risk associated with these sales is immaterial. The Company experienced approximately $0.7 million of foreign currency transaction gains for the year ended September 30, 2004 that resulted primarily from the substantial collection of long-term receivables in one of our international subsidiaries. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. A 10% change in the value of the U.S. dollar relative to other currencies would not have a material effect on our consolidated financial position, results of operations, or cash flow.

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

      The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

      Effective as of September 1, 2004, Thomas J. Hook a Senior Vice President of the Company and President of the Company’s wholly owned subsidiary PETNET Pharmaceuticals, Inc., resigned employment with the Company but was retained by the Company as a strategic consultant pursuant to a two-year consulting agreement which also authorized Mr. Hook to retain 64,308 restricted shares of common stock that will vest over the term of the consulting agreement.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item 10 will be contained in the section entitled “Management” of the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 11.	Executive Compensation

      The information required by this Item 11 will be contained in the section entitled “Executive Compensation” of the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item 12 will be contained in the section entitled “Beneficial Security Ownership” of the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 will be contained in the section entitled “Certain Transactions” of the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC, and such information is incorporated in this Annual Report on Form 10-K by this reference.

Item 14.	Principal Accounting Fees and Services

      PricewaterhouseCoopers LLP (PwC) has audited our financial statements for the fiscal years ended September 30, 2004 and September 30, 2003. The SEC has begun requiring new disclosures regarding the fees public companies pay their independent auditors for various services.

Audit Fees

      During the fiscal years ended September 30, 2004 and September 30, 2003, PwC billed us an aggregate of $433 and $385, respectively, for professional services rendered for:

•	Audits of our annual financial statements included in our Annual Reports on Form 10-K for those two fiscal years; and

•	Review of our financial statements included in our Quarterly Reports on Form 10-Q for those two fiscal years.

Audit-Related Fees

      During the fiscal years ended September 30, 2004 and September 30, 2003, PwC billed us an aggregate of $104 and $35, respectively, for assurance and related services reasonably related to the performance of the audits and reviews for those two fiscal years, in addition to the fees described above under the heading “Audit Fees.” These services include:

•	Accounting consultation on potential financing structures;

•	Sarbanes-Oxley Act compliance; and

•	Support and review services provided in connection with our acquisitions of Concorde and Mirada.

Tax Fees

      During the fiscal years ended September 30, 2004 and September 30, 2003, PwC billed us an aggregate of $260 and $145, respectively, for tax compliance, tax advice, and tax planning services. These professional services consist of general consultation from time to time regarding compliance with and planning for federal, state, local, and international tax matters.

All Other Fees

      During the fiscal years ended September 30, 2004 and September 30, 2003, all services rendered by PwC were under the headings of “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.” No other fees were billed to us from PwC.

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

      Many of PwC’s services are pre-approved annually. PwC and our management jointly prepare a schedule outlining all services that PwC could provide to the Company during the year which the Company reasonably expects to need, and categorizing them according to the classifications described above. Each service identified on the schedule then is reviewed and approved or rejected by the Audit Committee at its September meeting. The Audit Committee’s pre-approval of a service identified on the schedule does not obligate the Company to use PwC to provide the service; our management retains the discretion to obtain those services from other providers. Our management also retains the responsibility to negotiate with PwC regarding the terms on which any pre-approved service will be provided.

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

      No services provided by PwC were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

Page

The following consolidated financial statements of the Company and Report of PricewaterhouseCoopers LLP
Independent Registered Public Accounting Firm, are included in this report:
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of September 30, 2004 and 2003	F-2
Consolidated Statements of Operations for the Years Ended September 30, 2004, 2003, and 2002	F-3
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2004, 2003 and 2002	F-4
Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002	F-5
Notes to Consolidated Financial Statements	F-6 – F-31
(2) Financial Statement Schedule:
Schedule II. Valuation and Qualifying Accounts — Years Ended September 30, 2004, 2003 and 2002	F-32

(3) Exhibits:
The Exhibits listed in the Index of Exhibits appearing at pages 71-75 are included in this annual report and such Index of Exhibits is incorporated herein by reference

(b)     Exhibits:

See Item 15(a)(3) above.

(c)     Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form  10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of December, 2004.

CTI MOLECULAR IMAGING, INC.

By:	/s/ RONALD NUTT

Ronald Nutt, Ph.D.
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD NUTT Ronald Nutt, Ph.D.	President and Chief Executive Officer and Director (Principal executive officer)	December 10, 2004

/s/ DAVID N. GILL David N. Gill	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	December 10, 2004

/s/ TERRY D. DOUGLASS Terry D. Douglass, Ph.D.	Chairman of the Board of Directors	December 10, 2004

/s/ ROY DOUMANI Roy Doumani	Director	December 10, 2004

/s/ WOLF-EKKEHARD BLANZ Wolf-Ekkehard Blanz, Ph.D.	Director	December 10, 2004

/s/ JAMES R. HEATH James R. Heath, Ph.D.	Director	December 10, 2004

/s/ LEROY HOOD Leroy Hood, M.D., Ph.D.	Director	December 10, 2004

/s/ HAMILTON JORDAN Hamilton Jordan	Director	December 10, 2004

/s/ WILLIAM W. MCINNES William W. McInnes	Director	December 10, 2004

/s/ MICHAEL E. PHELPS Michael E. Phelps, Ph.D.	Director	December 10, 2004

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation of CTI Molecular Imaging, Inc., filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
3.2	Bylaws of CTI Molecular Imaging Inc., filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
3.3	Certificate of Retirement of Stock of CTI Molecular Imaging, Inc., filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-49867), and incorporated herein by reference.
3.4	Certificate of Elimination of Designations, Preferences and Rights, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-49867), and incorporated herein by reference.
4.1	Specimen Stock Certificate of Common Stock, par value $0.01 per share, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
4.2	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.3	Shareholder Protection Rights Agreement, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.1	Stock Purchase, Reorganization and Joint Venture Agreement, dated December 9, 1987, among CTI Group, Inc., CTI PET Systems, Inc., Dr. Terry D. Douglass, Dr. Ronald Nutt, Michael C. Crabtree, J. Kelly Milam and Siemens Gammasonics, Inc. (“Joint Venture Agreement”), filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.2	Amendment to Joint Venture Agreement, dated March 31, 1995, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.3	Second Amendment to Joint Venture Agreement, dated June 30, 1997, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.4	Third Amendment to Joint Venture Agreement, dated April 2001, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.5	Fourth Amendment to Joint Venture Agreement, dated March 20, 2002, filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.6	Distribution Agreement, dated March 1, 2002, between CTI PET Systems, Inc. and Siemens Medical Solutions USA, Inc., filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.7	Sales Agency and Service Agreement between Siemens Medical Solutions USA, Inc., CTI Molecular Imaging, Inc. and CIT PET Systems, Inc. dated May 1, 2004, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49867), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.8	Product Supply Agreement, dated December 7, 1999, among CTI, Inc., P.E.T.Net Pharmaceutical Services, Inc. and Cambridge Isotope Laboratories, Inc., filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)

Exhibit
Number		Description

10.9		Master Purchase Agreement, dated September 1, 1999, by and between CPS, Inc. and PHOTONIS, filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.10		Master Purchase Agreement, dated September 1, 1999, between CPS, Inc. and Hamamatsu Corporation, filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.11		Exclusive Patent and Technology License Agreement, dated February 1, 1995, between Schlumberger Technology Corporation and CTI, Inc., filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.12		Agreement, dated January 3, 2002, between P.E.T.Net Pharmaceuticals, Inc. and ISOTEC, INC., filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.13		Agreement, dated March 9, 2000, between CTI Cyclotron Systems and Rotem Industries Ltd., filed as Exhibit 10.50 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference. (The Company has been granted confidential treatment with respect to certain portions of this Exhibit.)
10.14		Third Modified Amended and Restated Credit Agreement, effective September 30, 2002, among CTI Molecular Imaging, Inc., all of its present and future subsidiaries, the Lenders identified therein and SunTrust Bank, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10.15		Loan Agreement, dated August 1, 1988, between The Industrial Development Board of Blount County, Tennessee and Advanced Crystal Technology, Inc., filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.16		Loan Agreement, dated January 13, 2000, between SunTrust Bank, East Tennessee and CTI, Inc., filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.17		Construction Loan Agreement, dated August 16, 2001, between SunTrust Bank and CTI, Inc., filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.18		Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Terry D. Douglass, filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.19		Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.41 to the Company’s Registration Statement on Form S-1 (File No. 333-85714), and incorporated herein by reference.
10.20		Amendment dated December 9, 2003, to Change in Control Agreement between CTI Molecular Imaging, Inc. and Ronald Nutt, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-49867), and incorporated herein by reference.
10.21		Change in Control Agreement, dated May 15, 2002, between CTI, Inc. and David Gill, filed as Exhibit 10.42 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.22*	Change in Control Agreement dated December 9, 2003, between CTI Molecular Imaging, Inc. and Cliffreda W. Gilreath.

Exhibit
Number		Description

10.23		Change in Control Agreement, dated December 17, 2002, between CTI Molecular Imaging, Inc. and Thomas J. Hook, filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10.24		Change in Control Agreement, dated December 17, 2002, between CTI Molecular Imaging, Inc. and R. Gregory Brophy, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-49867), and incorporated herein by reference.
10	.25*†	Employment Agreement by and between CTI Molecular Imaging, Inc. and Joseph Sardano dated April 27, 2004.
10	.26*†	Consulting Agreement by and between CTI Molecular Imaging, Inc. and Thomas J. Hook dated September 1, 2004.
10.27		Form of Indemnity Agreement between CTI, Inc. and directors and certain officers, filed as Exhibit 10.46 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.28†	Letter Agreement, dated January 11, 2002, between CTI, Inc. and David N. Gill, filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.29†	Letter Agreement, dated July 19, 2002 between CTI Molecular Imaging, Inc. and Thomas J. Hook, filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.30†	Letter Agreement, dated August 02, 2002 between CTI Molecular Imaging, Inc. and R. Gregory Brophy, filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.31†	CTI, Inc. 1998 Restated Incentive Stock Option Plan, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.32†	Form of Incentive Stock Option Agreement under the CTI, Inc. 1998 Restated Incentive Stock Option Plan, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.33†	CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan, filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.34†	Form of Incentive Stock Option Agreement under the CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan, filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.35†	Form of Restricted Stock Agreement under the CTI Molecular Imaging, Inc. 2002 Long-Term Incentive Plan, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002 (File No. 000-49867), and incorporated herein by reference.
10	.36†	CTI Molecular Imaging, Inc. 2002 Employee Stock Purchase Plan, filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.37		Stock Purchase and Stockholders’ Agreement, dated January 7, 1988, by and among CTI Group, Inc., CTI, Inc., Terry D. Douglass, Ronald Nutt, Michael C. Crabtree, J. Kelly Milam and Siemens Gammasonics, Inc. , filed as Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.

Exhibit
Number		Description

10.38		Stock Restriction and Non-Competition Agreement, dated April 9, 2001, between CTI, Inc. and Terry Douglass, filed as Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.39		Stock Restriction and Non-Competition Agreement, dated April 9, 2001, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.40		Shareholder Agreement, dated June 30, 1991, between CTI, Inc. and Ronald Nutt, filed as Exhibit 10.35 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.41		Shareholder Agreement, dated December 20, 1996, between CTI, Inc. and Terry Douglass, filed as Exhibit 10.37 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.42		Registration Rights Agreement, dated September 30, 1999, between CTI, Inc. and First Union Capital Partners, Inc., filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.43		Warrant to Purchase 32,000 shares of common stock between CTI, Inc. and Jordan & Davis Partners, LLC, filed as Exhibit 10.47 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.44		Warrant to Purchase 40,000 shares of common stock between CTI, Inc. and Jordan & Davis Partners, LLC, filed as Exhibit 10.48 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10.45		Warrant to Purchase 4,000 shares of common stock between CTI, Inc. and Gene McGrevin, filed as Exhibit 10.49 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-85714), and incorporated herein by reference.
10	.46‡	Supply Agreement, dated August 1, 2003, filed as Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-49867), and incorporated herein by reference. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)
10.47		Lease Agreement, dated as of November 1, 2002, between CTI Molecular Imaging, Inc. and CTI PET Systems, Inc, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-49867), and incorporated herein by reference.
10.48		Code of Business Conduct and Ethics of CTI Molecular Imaging, Inc, filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-49867), and incorporated herein by reference.
10.49		Asset Purchase Agreement between CTI Molecular Imaging, Inc., CTI Concorde Microsystems, LLC and Concorde Microsystems, Inc. dated June 17, 2004, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-49867), and incorporated herein by reference.
21	.1*	Subsidiaries of the Company.
23	.1*	Consent of PricewaterhouseCoopers LLP.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number		Description

32	.1**	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2**	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Annual Report.

**	Filed with this Annual Report. In accordance with Release No. 34-47551, this exhibit is hereby furnished to the SEC as an accompanying document and is not to be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.

†	Management compensation contract or plan.

‡	The Company agrees by this filing to supplementally furnish to the SEC, upon request, a copy of the exhibits and/or schedules to this agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CTI Molecular Imaging Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CTI Molecular Imaging, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

December 10, 2004

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$36,381	$49,978
Accounts receivable — trade, less allowance for doubtful accounts of $4,951 at September 30, 2004 and $3,475 at September 30, 2003	65,946	72,240
Accounts receivable — related party, less allowance for doubtful accounts of $239 at September 30, 2004 and $186 at September 30, 2003	34,231	42,430
Inventories (Note 3)	92,219	70,852
Deferred tax asset	13,474	17,751
Prepaid expenses and other current assets	8,345	7,691

Total current assets	250,596	260,942

Property and equipment, net (Note 4)	133,074	107,293
Goodwill	46,629	25,040
Other assets (Note 2)	34,915	31,773

Total assets	$465,214	$425,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$4,945	$12,017
Accounts payable	28,067	34,490
Current maturities of long-term debt and capital lease obligations (Note 6)	4,289	5,501
Accrued payroll and benefits	13,095	16,708
Customer advances — trade	8,517	6,537
Customer advances — related party	1,284	326
Accrued warranty expense	6,148	5,262
Income taxes payable	4,472	3,724
Other accrued expenses	2,816	3,884

Total current liabilities	73,633	88,449

Deferred revenues	4,447	2,332
Deferred tax liability	5,013	8,999
Long-term debt and capital lease obligations, less current maturities (Note 6)	12,856	18,688

Total liabilities	95,949	118,468

Commitments and contingencies (Note 5)
Minority interest	62,213	46,727
Shareholders’ equity:
Preferred stock, Series C, $.01 par value, 50,000 shares authorized, no shares issued or outstanding at September 30, 2004 and September 30, 2003 (Note 12)	—	—
Common stock, $.01 par value; 500,000,000 shares authorized, 48,455,820 shares issued and 46,623,855 shares outstanding at September 30, 2004; 46,290,459 shares issued and 44,458,494 shares outstanding at September 30, 2003	484	463
Additional paid-in capital	270,821	243,400
Retained earnings	39,827	21,207
Unearned compensation	(3,465)	(4,516)
Other comprehensive income — currency translation adjustment	348	262
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	307,052	259,853

Total liabilities and shareholders’ equity	$465,214	$425,048

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2004	2003	2002

	(In thousands, except share
	and per share data)
Revenues(1)	$401,748	$362,289	$258,395
Cost of revenues(2),(3)	242,804	219,127	150,654

Gross margin	158,944	143,162	107,741

Operating expenses:
Selling, general and administrative expenses(3)	65,047	52,221	37,069
Research and development expenses(3)	33,363	29,931	21,658
Write-off of in process research and development	—	1,380	—
Stock-based compensation expense	2,530	1,909	12,250

Total operating expenses	100,940	85,441	70,977

Income from operations	58,004	57,721	36,764
Warrant liability mark to market expense	—	—	8,902
Interest expense, net	1,375	804	4,148
Other income	(585)	(1,968)	(426)

Income before income taxes and minority interest	57,214	58,885	24,140

Provision (benefit) for income taxes:
Current	21,723	18,545	15,544
Deferred	195	4,390	(954)

	21,918	22,935	14,590

Income before minority interest	35,296	35,950	9,550
Amount applicable to minority interest, net of taxes	16,676	15,387	12,969

Net income (loss)	18,620	20,563	(3,419)

Accretion of preferred stocks	—	—	3,544
Dividends on preferred stocks	—	—	1,120

Net income (loss) attributable to common shareholders	$18,620	$20,563	$(8,083)

Earnings (loss) per share (Note 2):
Basic	$0.42	$0.47	$(0.25)
Diluted	$0.40	$0.44	$(0.25)
Weighted average shares:
Basic	44,673,893	43,351,390	32,497,070
Diluted	46,774,504	46,457,355	32,497,070
(1) Includes revenues from related parties	$198,213	$143,856	$128,233
(2) Includes cost of revenues to related parties	$127,554	$94,490	$75,209
(3) Excludes stock-based compensation expense as follows:
Cost of revenues	$183	$229	$1,026
Selling, general and administrative expenses	2,086	1,288	9,578
Research and development expenses	261	392	1,646

	$2,530	$1,909	$12,250

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock
			Additional			Other		Total
	Number of		Paid-In	Retained	Unearned	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Compensation	Income	Stock	Equity

	(In thousands, except share and per share data)
Balances at September 30, 2001	30,699,569	$307	$20,462	$4,063	$—	$(54)	$(621)	$24,157
Net loss	—	—	—	(3,419)	—	—	—	(3,419)
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	38	—	38

Comprehensive loss								(3,381)

Issued common stock upon exercise of stock options	1,390,650	14	4,721	—	—	—	—	4,735
Issued common stock upon exercise of warrant	2,446,563	24	20,356	—	—	—	—	20,380
Issued common stock options in lieu of compensation	21,440	—	367	—	(253)	—	—	114
Issued restricted common stock	216,395	2	3,731	—	(3,724)	—	—	9
Purchase and retirement of common stock	(3,054,500)	(30)	(12,219)	—	—	—	(342)	(12,591)
Proceeds from initial public offering	11,048,000	110	171,387	—	—	—	—	171,497
Conversion of preferred stock to common stock	1,280,000	13	6,767	—	—	—	—	6,780
Issued incentive stock options to employees	—	—	15,679	—	(4,441)	—	—	11,238
Amortization of unearned compensation	—	—	—	—	892	—	—	892
Tax benefits realized from exercises of stock options	—	—	323	—	—	—	—	323
Dividends accrued and paid on preferred stock	—	—	(1,120)	—	—	—	—	(1,120)
Accretion of preferred stock	—	—	(3,544)	—	—	—	—	(3,544)

Balances at September 30, 2002	44,048,117	440	226,910	644	(7,526)	(16)	(963)	219,489
Net income	—	—	—	20,563	—	—	—	20,563
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	278	—	278

Comprehensive earnings								20,841

Issued common stock upon exercise of stock options	2,060,413	21	5,395	—	—	—	—	5,416
Proceeds from employee stock purchase plan	152,474	2	2,290	—	—	—	—	2,292
Issued restricted common stock	10,000	—	178	—	(178)	—	—	—
Issued unrestricted common stock	19,455	—	277	—	—	—	—	277
Forfeitures of common stock options	—	—	(1,305)	—	1,305	—	—	—
Amortization of unearned compensation	—	—	—	—	1,883	—	—	1,883
Tax benefits realized from exercises of stock options	—	—	9,655	—	—	—	—	9,655

Balances at September 30, 2003	46,290,459	463	243,400	21,207	(4,516)	262	(963)	259,853
Net income	—	—	—	18,620	—	—	—	18,620
Translation adjustment from foreign functional currency to reporting currency	—	—	—	—	—	86	—	86

Comprehensive earnings								18,706

Issued common stock upon exercise of stock options	514,812	4	1,960	—	—	—	—	1,964
Proceeds from employee stock purchase plan	124,170	1	1,616	—	—	—	—	1,617
Issued restricted common stock	55,914	1	1,471	—	(1,472)	—	—	—
Forfeiture of restricted shares of common stock	(10,000)	—	(1,178)	—	1,178	—	—	—
Issuance of stock for acquisition of Concorde Microsystems	1,480,465	15	21,384	—	—	—	—	21,399
Issuance of deferred stock units	—	—	1,304	—	(1,304)	—	—	—
Accelerated vesting of common stock options in lieu of compensation	—	—	100	—	(100)	—	—	—
Forfeitures of common stock options	—	—	(219)	—	219	—	—	—
Amortization of unearned compensation	—	—	—	—	2,530	—	—	2,530
Tax benefits realized from exercises of stock options	—	—	983	—	—	—	—	983

Balances at September 30, 2004	48,455,820	$484	$270,821	$39,827	$(3,465)	$348	$(963)	$307,052

The accompanying notes are an integral part of these financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2004	2003	2002

	(In thousands, except
	share and per share data)
Cash flows provided by operating activities:
Net income (loss)	$18,620	$20,563	$(3,419)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiaries	16,676	15,387	12,969
Depreciation and amortization	18,446	11,937	7,098
Accretion of discount on marketable securities	—	(59)	—
Deferred tax provision (benefit)	195	4,390	(954)
Provision for bad debts	2,717	2,791	1,061
Equity in income of equity investees	(30)	(16)	(268)
Stock-based compensation expense	2,530	1,909	12,250
Write-off of in process research and development	—	1,380	—
Tax benefit realized from exercises of employee stock options	983	2,287	323
Provision to mark to market warrant liability	—	—	8,901
Loss (gain) on disposal of machinery and equipment	695	(8)	252
Changes in operating assets and liabilities, net of effects of acquisition of businesses:
Accounts receivable	11,765	(41,518)	2,171
Inventories	(16,899)	(631)	(26,350)
Prepaid expenses and other current assets	(1,729)	1,128	767
Accounts payable	(7,264)	6,126	15,343
Accrued payroll and benefits	(3,646)	3,745	4,117
Customer advances	1,686	(10,838)	(4,407)
Accrued warranty expense	829	1,522	307
Income taxes payable	4,135	(3,594)	1,835
Other accrued expenses	(1,188)	4	(949)

Net cash provided by operating activities	48,521	16,505	31,047

Cash flows used in investing activities:
Additions to property and equipment	(41,394)	(36,866)	(29,433)
Purchases of marketable securities	—	(7,897)	(6,704)
Proceeds from sales of marketable securities	—	14,660	—
Proceeds from the sale of machinery and equipment	3	564	—
Acquisitions of businesses, net of cash acquired	(19,921)	(19,588)	—
Proceeds from sale of lease receivables	8,997	—	—
Proceeds from execution of Sales Agency and Services Agreement	2,200	—	—
Additions to other assets	(1,057)	(5,605)	(4,209)

Net cash used in investing activities	(51,172)	(54,732)	(40,346)

Cash flows (used in) provided by financing activities:
(Decrease) increase in cash management clearing	(7,234)	9,887	(1,772)
Proceeds from exercise of stock options	1,964	5,416	4,735
Proceeds from employee stock purchase plan	1,618	2,292	—
Repurchase common stock	—	—	(12,249)
Proceeds from initial public offering (net of costs)	—	—	171,497
Purchase of treasury stock	—	—	(342)
Redemption of preferred stock	—	—	(10,000)
Issuance of long-term debt	—	1,698	5,364
Payment of dividends on preferred stock	—	—	(663)
Principal payments of long-term debt and capital lease obligations	(7,044)	(15,919)	(20,795)
Draws on line of credit	23,153	60,840	148,367
Payments under line of credit	(23,153)	(60,840)	(192,155)

Net cash (used in) provided by financing activities	(10,696)	3,374	91,987

Effect of foreign currency exchange rates on cash and cash equivalents	(250)	278	38

Net (decrease) increase in cash and cash equivalents	(13,597)	(34,575)	82,726
Cash and cash equivalents, beginning of year	49,978	84,553	1,827

Cash and cash equivalents, end of year	$36,381	$49,978	84,553

Interest paid (net of $0, $319 and $170 capitalized)	$1,876	$2,506	$5,394
Income taxes paid	16,994	18,075	14,047
Non cash investing and financing activities:
Issuance of common stock shares for acquisition of business	21,399	251	—
Equipment purchased with capital lease obligations	—	676	8,453
Issuance of notes for acquisition of business	—	3,188	—
Debt and capital leases assumed through acquisition of business	—	3,806	—

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

      The Company’s products and services can be broadly classified into three principal categories: Positron Emission Tomography (PET) scanners, detector materials, and other PET products and services. CPS manages the development, production and distribution of the ECAT® line of PET and PET/ CT scanners. Detector Materials develops and manufactures detector materials used in PET scanners manufactured by CPS. CTI Solutions includes the production and distribution of radiopharmaceuticals and the sale and service by CTI of PET and PET/ CT scanners, cyclotron systems, microPET® animal scanners, medical image analysis applications, and other PET related products. The CTI Solutions segment was formed effective October 1, 2003 and reflects the combination of the former CTI Services and PETNET segments, which previously were separately reported. Effective June 30, 2004 the Company’s newly formed subsidiary, CTI Concorde Microsystems, LLC (Concorde) acquired the assets of Concorde Microsystems, Inc. (CMSI), the manufacturer of microPET® animal scanners. See Note 11 for further discussion of the acquisition of CMSI’s assets.

2.	Summary of Significant Accounting Policies

      Principles of Consolidation — All significant intercompany balances and transactions have been eliminated. The Company periodically enters into arrangements in which it holds a majority of the equity ownership. In some instances, the Company also has influence over a majority of the board of directors or managers. The Company determines accounting for these investments in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), Statement of Financial Accounting Standard (SFAS) No. 94, Consolidation of All Majority-Owned Subsidiaries (SFAS 94), and Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18) and, where appropriate, evaluates its and the minority shareholders’ participating rights in accordance with Emerging Issues Task Force (EITF) Issue 96-16, Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights (EITF 96-16) to determine whether consolidation or equity method accounting is appropriate in each case.

      The Company evaluated FIN 46(R) effects on its investments during the second quarter of fiscal year 2004. In conjunction with this evaluation, the Company identified one of its consolidated investments as a variable interest entity as defined by FIN 46(R). However, the evaluation of FIN 46(R) did not have a significant impact on the Company’s consolidated financial statements since the Company has the majority voting interest and is also identified as the primary beneficiary of the variable interest entity and therefore is not required to make changes to the entities included in the consolidated financial statements for this reporting period. As required by FIN 46(R), the Company will continue to monitor its investments in both consolidated and unconsolidated entities for events that may occur which would require the Company to reevaluate whether any of these investments qualifies as a variable interest entity. The evaluation of FIN 46(R) did not result in changes in the application of previously issued generally accepted accounting principles, SFAS 94 and APB 18, to the Company’s investments.

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

      Where appropriate, the Company evaluates its and the minority interest shareholders’ participating rights in accordance with EITF 96-16 to determine whether consolidation or equity method accounting is appropriate in each case. In cases where the minority shareholder is deemed to have “veto rights” or has equal representation on the board of directors, the Company accounts for these investments using the equity method as the Company does not have control over significant operating decisions. The Company has invested in three radiopharmacies that are accounted for under the equity method. For the entities not previously included in the consolidated financial statements, the evaluation of FIN 46(R) resulted in the Company continuing to apply previously issued generally accepted accounting principles to the respective investments and continuing to account for these entities under the equity method.

      Revenue Recognition — The Company records revenues in accordance with the guidance of the SEC’s Staff Accounting Bulletin No. 104 (SAB 104), which supersedes SAB 101 in order to encompass EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The Company derives its revenues from sales of scanners, calibration sources, spare parts, detector materials, cyclotrons, radiopharmaceuticals, medical image analysis applications, sales and marketing services, and the provision of services on equipment sold, including site planning and installation, preventive maintenance and repair, training, technical support and assistance with licensing. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. No right of return privileges are granted to customers after shipment. Revenues derived from the sale of scanners, cyclotrons, calibration sources, spare parts, medical image analysis applications and detector materials are recognized upon either shipment or arrival at destination depending on shipment terms. The Company accounts for sales of scanning equipment and related installation and associated training services as multiple-element arrangements. The Company recognizes revenue for the elements separately as (i) the sales of the equipment, installation and training services represent separate earnings processes, (ii) revenue is allocated among the elements based on the fair value of the elements and (iii) installation and associated training are not deemed essential to the functionality of the equipment. The Company determines the value of the equipment and installation and training services based on sales of the equipment both with and without installation and training. The Company also recognizes as revenue reimbursements for certain sales and marketing services as such services are provided to Siemens and as the Company is the primary obligor for the expenses incurred in providing these services.

      For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue to each deliverable based on the fair value of each deliverable in accordance with EITF 00-21 and SAB 104, and recognize revenue for equipment upon delivery and for installation and other services as performed. EITF 00-21 was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s contracts typically require customer payments in advance of revenue recognition. These deposit amounts are reflected as customer advances and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

      Revenues derived from software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, revenue is recognized upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable. If professional services are considered essential to the functionality of the software, we record revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract.

      Cash and Cash Equivalents — The Company considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

      Concentrations of Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents and trade accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral to support customer receivables. Accounts receivable are carried at the amount estimated to be collectible, and no interest is accrued on trade receivables. The Company maintains an allowance for doubtful accounts based upon routine assessments of customer financial strength, current economic trends, management’s analysis of historic write-offs, and any other known factors impacting collectibility. Receivables for which the Company determines collectibility to be doubtful are reserved for in the allowance through a charge to selling, general and administrative expenses. The amount of accounts receivable that in fact become uncollectible may differ from management estimates; however, the eventual amounts of actual uncollectible accounts receivable have generally been within management’s expectations. As noted above, CPS’ sales of scanners are made through distribution agreements primarily with Siemens, but also with CTI and other entities. The Company’s sales to Siemens represented 49.3%, 39.7% and 49.6% of consolidated sales for 2004, 2003 and 2002, respectively.

      During the fiscal years presented, the Company acquired its entire LSO component inventory from a single supplier.

      Inventories — Inventories are valued at the lower of cost or market, with cost being determined utilizing the first-in, first-out method. Cyclotrons, which have been delivered prior to July 1, 2003, but not yet accepted by customers, are included in inventories.

      Property and Equipment — Property and equipment are recorded at cost and depreciation is provided for buildings, building and leasehold improvements, and machinery and equipment using the straight-line method of depreciation over the estimated useful lives of the related assets ranging from 30 years for buildings, 7 years for building improvements, and 3 to 10 years for software applications, computer equipment, and machinery and equipment. Assets under capital lease and leasehold improvements are amortized over their estimated useful lives or the respective lease terms, whichever is shorter. Maintenance, repairs and minor replacements are charged to operations as incurred; major replacements and betterments are capitalized. The cost of any assets sold or retired and related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting profit or loss is reflected in operations for the period.

      Goodwill — Goodwill is presented at cost, net of accumulated amortization. Effective September 30, 2001, the Company replaced ratable amortization of goodwill with annual testing of impairment in

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions of SFAS No. 142, Goodwill and Intangible Assets, (SFAS 142). The Company completed the required annual impairment test and determined that there is no impairment of its goodwill under SFAS 142 for all fiscal years presented.

      Other Assets — Other assets include purchased technology and trademarks arising from the Mirada Solutions Limited (Mirada) and CMSI acquisitions, long-term lease receivables, precious metals utilized in the production of detector materials, other long-term receivables and investments accounted for under the equity method. Purchased technology, patents, trademarks are presented at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of 5 to 11 years using the straight-line method. Amortization of other assets during the years ended September 30, 2004, 2003, and 2002 was $2,063, $418, and $138 respectively. Other assets consist of the following:

	September 30,

	2004	2003

Purchased technology	$24,446	$14,385
Trademarks	3,202	—
Lease receivables	—	8,123
Other	10,095	10,030
Accumulated amortization on intangible assets	(2,828)	(765)

	$34,915	$31,773

      The estimated future amortization expense related to intangible assets as of September 30, 2004, is as follows:

Amount

2005	$3,016
2006	3,016
2007	2,956
2008	2,894
2009	2,655

      Long-Lived Assets — The carrying value of long-lived assets is periodically reviewed by the Company and impairment losses, if any, are recognized when the expected future operating cash flows derived from the assets is less than their carrying values. No impairment losses were recognized during the fiscal years presented.

      Cash Management Clearing — Outstanding checks of $4,945 and $12,017 at September 30, 2004 and 2003, respectively, had not been presented for payment to the bank and are reflected in “Cash management clearing” in current liabilities.

      Warranty — The Company provides a parts and labor warranty on its products typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues as the related revenues are recognized over the warranty period.

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

      Research and Development — Research and development expenses include payroll, employee benefits, corporate allocations, and other personnel-related costs associated with product development. Research and development costs are expensed as incurred.

      Software Development — The Company has determined that technological feasibility for software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all development costs when incurred.

      Stock-Based Compensation — SFAS No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to require more prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

	Year Ended September 30,

	2004	2003	2002

Net income (loss), as reported	$18,620	$20,563	$(3,419)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,020	1,490	11,911
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,387)	(4,603)	(14,764)

Pro forma net income (loss)	15,253	$17,450	$(6,272)

Earnings (loss) per share:
Basic — as reported	$0.42	$0.47	$(0.25)
Basic — pro forma	$0.34	$0.40	$(0.34)
Diluted — as reported	$0.40	$0.44	$(0.25)
Diluted — pro forma	$0.33	$0.38	$(0.34)

      The fair value of each option is estimated using the Black-Scholes option-pricing model using a risk-free interest rate ranging from 2.79% to 3.93% in 2004, 2.27% to 3.37% in 2003, and 2.94% to 4.74% in 2002, an expected option life of five years to ten years, volatility of 49% in 2004, 52% in 2003, and 35% in 2002 and expected dividend yield of 0.0%. For 2002, volatility is calculated using activity from the date of the Company’s initial public offering in June 2002 through September 30, 2002.

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

      Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the accompanying financial statements, management has made assumptions and estimates in accounting for credit risk, inventories, property and equipment, goodwill, warranty, income taxes, capital leases, stock-based compensation, accrued liabilities, deferred revenues, and warrants.

      Reclassifications — Certain amounts in the comparative 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation with no impact on previously reported net income or retained earnings.

      Earnings (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include unvested restricted shares. These shares, although classified as issued and outstanding, are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested. Diluted net income per share is computed by giving effect to all dilutive potential common shares, including restricted stock, deferred stock units, warrants, and options. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted earnings per share follows:

	Year Ended September 30,

	2004	2003	2002

Numerator:
Net income (loss) available to common shareholders — basic and diluted	$18,620	$20,563	$(8,083)

Denominator:
Weighted-average number of common shares outstanding	44,673,893	43,351,390	32,497,070

Dilutive potential common shares relating to:
Restricted stock and deferred stock units	556,306	164,595	—
Options and warrants	1,544,305	2,941,370	—

	2,100,611	3,105,965	—

Total weighted average number of shares used in computing diluted net income per share	46,774,504	46,457,355	32,497,070

      The following amounts of outstanding warrants, convertible redeemable preferred stock, restricted stock and options were excluded from the computation of diluted net income per common share for the

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended September 30, 2004, 2003, and 2002 because including them would have had an antidilutive effect:

	Year Ended September 30,

	2004	2003	2002

Warrants	35,422	25,215	1,220,238
Convertible redeemable preferred stock	—	—	918,795
Restricted stock	—	—	1,245,850
Options	2,670,613	1,757,189	5,398,737

	2,706,035	1,782,404	8,783,620

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

      Comprehensive Income — Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For each year in the three years ended September 30, 2004, the Company recorded a foreign currency translation adjustment to recognize the changes in stockholders’ equity arising from converting the accounts of our international subsidiaries from their foreign functional currency to the Company’s United States dollar reporting currency.

Recent Accounting Pronouncements

      Inventory Costs — On November 24, 2004, the FASB issued SFAS 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The Company does not expect this new standard to have a material effect on its financial statements.

3.	Inventories

      Inventories consist of the following:

	September 30,

	2004	2003

Component parts	$30,885	$25,581
Work in process	17,900	27,122
Finished goods	43,434	18,149

	$92,219	$70,852

      Cyclotrons, which were delivered prior to July 1, 2003, but not yet accepted by the customers, are included in inventories as finished goods in the consolidated balance sheet at September 30, 2003 in the amount of $1,346.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

      Property and equipment consist of the following:

	September 30,

	2004	2003

Land	$2,044	$2,044
Buildings	20,956	21,179
Building and leasehold improvements	27,048	22,025
Machinery and equipment	96,097	78,958
Software and computer equipment	19,653	4,123
Less accumulated depreciation	(49,242)	(33,062)
Assets under construction	16,518	12,026

Property and equipment, net	$133,074	$107,293

      Depreciation expense for the years ended September 30, 2004, 2003 and 2002 was $16,383, $11,519 and $6,960, respectively.

      During 2004, property and equipment included the following assets that are leased to others on a pay per procedure basis:

2004

Machinery and equipment	$6,151
Accumulated amortization	(172)

$5,979

5.	Commitments and Contingencies

      Operating Leases — The Company leases certain equipment under non-cancelable agreements. The leases have original terms ranging from three to ten years.

      Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consist of the following at September 30, 2004:

Operating
Leases

2005	$5,590
2006	5,333
2007	3,088
2008	2,436
2009	2,011
Thereafter	6,024

Total minimum lease payments	$24,482

      Rental expense for the years ended September 30, 2004, 2003, and 2002 was $4,653, $3,289 and $2,676, respectively.

      Guarantees — The Company guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $225 at September 30, 2004.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collateralized by any assets, and are without recourse.

      In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of 5,256 Euros (or approximately $6,537). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a PETNET radiopharmacy. At September 30, 2004 and 2003, the Company had recorded a liability of $300 and $150, respectively, for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

      The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The new program provides flexible lease financing to CTI Solutions’ customers for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provided a guarantee to DLL for 9.9% on the first $25 million of transactions and 5.0% thereafter, of the principal balance of all leases DLL executes on behalf of CTI Solutions’ customers. At September 30, 2004 and 2003, the Company had recorded a reserve of $279 and $136, respectively, to reflect the estimated fair value of the Company’s obligation for this guarantee after recovery and resale of the underlying equipment in accordance with FIN 45.

      Warranties — The Company provides a parts and labor warranty on products it manufactures, typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues over the periods that revenues are recognized. A summary of the activity in our warranty reserve is as follows:

	Year Ended September 30,

	2004	2003	2002

Balance at the beginning of the period	$5,262	$3,740	$3,433
Accruals for warranties issued during the period	5,016	6,185	6,800
Settlements made (in cash or in kind)	(4,130)	(4,663)	(6,493)

Balance at the end of the period	$6,148	$5,262	$3,740

      Other Arrangements — The Company has an exclusive patent and technology license to manufacture and use materials and products containing lutetium oxyorthosilicate (LSO). The Company pays an annual royalty based on a percentage of the manufacturing cost of materials sold. The royalty amounts paid were $751, $835, and $429, for the years ending September 30, 2004, 2003, and 2002, respectively. The agreement is in effect until October 27, 2008 when the patent is due to expire.

      During fiscal year 2001 CTI Solutions entered into a collaboration agreement with UCLA. In consideration for the research services provided by UCLA, CTI Solutions pays a general research fee, an incentive fee and specific research fees. The general research fee and the incentive research fee are based on a percentage of net revenues received by CTI Solutions from the sale of products produced at the LA Tech Center. Research fees were $355, $387 and $507 for the years ended September 30, 2004, 2003 and 2002, respectively.

      Litigation — On January 30, 2004, the University of Pittsburgh (Pitt) filed suit in the U.S. Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. On June 30, 2004, the District Court for the Western District of Pennsylvania entered an order transferring the case to the District Court for the Eastern District of Tennessee. We deny liability and intend to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, we are unable to predict the ultimate outcome of this suit.

      Crystal Photonics, Inc. (CPI) filed for arbitration against CTI under the rules of the American Arbitration Association, alleging wrongful termination of a Crystal Production and Technology Transfer Agreement between CTI and CPI and asserting unauthorized use and wrongful transfer to third parties of CPI’s technology and failure to purchase LSO crystal materials manufactured by CPI. CTI asserted counterclaims to recover certain overpayments under the agreement. After an arbitration hearing was conducted, the arbitrator issued an award on August 25, 2004 in favor of CPI on its claims and against CTI on its counterclaims. CTI’s motion for reconsideration of this award was denied on September 14, 2004 and CTI was required by the arbitrator to pay an aggregate of approximately $4.2 million to CPI for damages and purchases of LSO products.

      We are also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, we do not believe any of them will have a material adverse effect on our business, financial condition or results of operations. See Note 14 for additional discussion.

6.	Long-Term Debt

      The Company has a $125,000 syndicated revolving credit facility (the Syndicated Facility) with a group of banks. Borrowing under the Syndicated Facility is collateralized by all property, and interests in property; provided, however, that all real property of CTI as of March 14, 2002, is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds therefrom of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at our option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (2.92% at September 30, 2004). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. As of September 30, 2004 no balance was outstanding under the credit agreement, and after deducting $6,690 in outstanding letters of credit, $118,310 was available to the Company.

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

      On August 1, 2000 the Company entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the Company’s manufacturing plant in Blount County, Tennessee. At September 30, 2004 and 2003, the

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining balances were $900 and $1,600, respectively. The remaining $900 balance of the Series 2000 Bonds is supported by an irrevocable letter of credit agreement that expires October 15, 2005. The Series 2000 Bonds are due in August 2010. In May 2002, the Company redeemed all outstanding tax-exempt bonds and reissued taxable bonds for the purpose of terminating federal government limitations on aggregate capital expenditures.

      CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were 1.85% at September 30, 2004 and 1.20% to 1.30% at September 30, 2003, respectively).

      In August 2003 in conjunction with the acquisition of Mirada, we assumed a $365 bank note and issued $3,188 of unsecured loan notes. The bank note was repaid in March 2004. For the unsecured loan notes issued during the acquisition, the remaining balance of $692 and any outstanding interest is due on April 30, 2005. Interest on the unsecured loan notes is fixed at 1.50%.

      In 2003, CTI, through its subsidiary CPS, entered into a mortgage loan to purchase additional manufacturing space, which had previously been leased. The Company is required to make principal and interest payments totaling $78 per year through 2008, with a balloon payment upon maturity. The debt bears interest at a fixed rate of 4%. The outstanding balance on this mortgage loan was $833.

      Annual maturities of long-term debt at September 30, 2004, are as follows:

2005	$1,444
2006	747
2007	749
2008	3,485

Total	$6,425

      Capital Lease Obligations — Leased capital assets included in machinery and equipment at September 30 are as follows:

	2004	2003

Machinery and equipment	$20,602	$21,641
Accumulated amortization	(7,446)	(5,942)

	$13,156	$15,699

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at September 30, 2004:

2005	$3,716
2006	2,947
2007	2,943
2008	1,883
2009	846
Thereafter	439

Total minimum lease payments	12,774
Amounts representing interest	(2,054)

Present value of net minimum payments	10,720
Current portion of capital lease obligations	(2,845)

Capital lease obligations, long-term	$7,875

      CTI Solutions extinguished capital lease obligations totaling $14,503 in September 2002 prior to maturity, resulting in losses on early extinguishments of debt of $1,303, which is reported in selling, general and administrative expense.

7.	Income Taxes

      The Company files a consolidated U.S. federal income tax return that includes CTI and its wholly owned domestic subsidiaries. CPS files a separate U.S. federal income tax return and all foreign subsidiaries file returns in their country of incorporation. At September 30, 2004, the Company had state and foreign net operating loss carryforwards of $23,416 and $7,427, respectively. These net operating loss carryforwards expire in the years ending September 30, 2010 to 2019 and are available to reduce future income taxes. At September 30, 2004, the Company had tax credit carryforwards of $828 that are available to reduce future federal income taxes.

      The components of deferred tax assets and liabilities at September 30, were as follows:

	2004	2003

Current deferred tax assets:
Allowance for doubtful accounts	$1,767	$1,268
Inventory capitalization	793	762
Inventory obsolescence reserves	1,982	1,212
Accrued incentive compensation	170	309
Accrued vacation	1,019	921
Accrued warranty reserves	1,632	1,736
Installation reserve	195	127
Other accrued expenses	(324)	357
Deferred revenues	3,732	3,953
Alternative minimum tax credit carryforward	—	11
Net operating loss carryforwards	1,440	6,012

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

Stock-based compensation	1,662	604
Insurance reserve	(594)	479

Net current deferred tax assets	$13,474	$17,751

Noncurrent deferred tax assets:
Net operating loss carryforwards	$2,230	$2,106
Deferred revenue	—	1,661
Amortization	1,093	159
Research and development credit carryforward	795	817
Alternative minimum tax credit carryforward	33	—
Fixed asset disposition	90	—
Valuation allowance	(464)	—
Noncurrent deferred tax liabilities:
Other noncurrent	(258)	—
Acquired intangibles	(3,383)	(3,933)
Depreciation	(5,149)	(9,809)

Net noncurrent deferred tax liability	$(5,013)	$(8,999)

      The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and credits within the applicable carryforward and carryback periods.

      The Company’s effective tax rate on income taxes and minority interest differs from the federal statutory rate as follows:

	2004	2003	2002

Federal tax at U.S. statutory rate	$20,025	$20,610	$8,445
State tax, net of U.S. tax benefit	1,384	1,766	401
Change in valuation allowance	464	—	—
Foreign tax effects	376	—	—
Warrant liability mark to market permanent difference	—	—	3,405
Stock based compensation	167	245	3,364
Extraterritorial income benefit	(659)	(677)	(522)
In process research and development	—	416	—
Other permanent differences	161	575	(503)

Provision for income taxes	$21,918	$22,935	$14,590

      The Company has undistributed earnings from foreign subsidiaries in the amount of approximately $300. Those earnings are considered to be indefinitely reinvested, and, accordingly no federal or state deferred taxes have been provided thereon.

8.	Employee Benefit Plan

      The Company provides a defined contribution plan that covers substantially all domestic employees. Company contributions to the plan are based on employees’ earnings. In addition, the employees may elect

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to contribute to the plan and the Company will match 50% of employee contributions up to 6% of their eligible compensation. The total Company expense was approximately $1,453, $1,982 and $1,886 for the years ended September 30, 2004, 2003 and 2002, respectively.

9.	Stock Options, Warrants, and Restricted Stock

Incentive Stock Option Plans

      In 1998 the Company adopted an incentive stock option plan for officers and key employees. The options generally vest in installments of 25% per year from the grant date, except that options granted to persons who, at the time of grant, have been employed by the Company for at least 10 years are fully exercisable upon grant. The options expire after five to seven years. Twelve million eight hundred thousand shares had been authorized under this plan; however, after the adoption of the 2002 Long-Term Incentive Plan in May 2002, no further awards have been or will be granted under this plan. On May 23, 2002, the Company’s shareholders approved the 2002 Long-Term Incentive Plan (the Plan) which authorized three million shares. On March 2, 2004 the Company’s shareholders approved certain amendments to the Plan increasing the number of shares available for issuance under the Plan from 3,000,000 to 5,000,000 shares. At September 30, 2004, options for 1,696,469 shares of the Company’s stock are available for granting.

      A summary of the Company’s stock option activity for these plans is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Grant Date	Options	Exercise
	Outstanding	Price	Fair Value	Exercisable	Price

Balance at September 30, 2001	2,743,759	$3.45		1,904,464	$3.25
Options granted in 2002 at fair value	147,433	11.06	$4.49
Options granted in 2002 below fair value	776,265	5.49	9.59
Options exercised in 2002	(306,168)	3.16
Options expired in 2002	(64,211)	3.60

Balance at September 30, 2002	3,297,078	4.30		2,572,544	3.78
Options granted in 2003 at fair value	160,292	21.73	9.42
Options exercised in 2003	(1,247,913)	3.49
Options expired in 2003	(122,946)	5.54

Balance at September 30, 2003	2,086,511	6.03		1,619,823	4.70
Options granted in 2004 at fair value	401,463	13.17	6.03
Options exercised in 2004	(477,110)	4.03
Options expired in 2004	(156,285)	14.21

Balance at September 30, 2004	1,854,579	$7.39		1,332,919	5.24

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about incentive stock options at September 30, 2004:

	Options Outstanding			Options Exercisable

	Number of	Average	Average	Number of	Average
Range of Exercise Prices	Shares	Life(1)	Price(2)	Shares	Price(2)

$2.81 to $3.87	533,392	1.57	$3.10	533,392	$3.10
$4.69 to $6.12	800,166	5.14	5.14	721,774	5.12
$8.02 to $12.01	163,729	9.19	9.19	—	—
$13.87 to $19.76	254,962	9.05	16.02	28,677	18.01
$21.97 to $25.00	102,330	8.15	22.90	49,076	22.82

	1,854,579			1,332,919

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Non-Qualified Options

      In addition, the Company provides non-qualified stock options to certain officers and key employees. The options are generally exercisable in installments of 20% or 25% per year from the grant date. The options expire after five to ten years.

      A summary of the Company’s non-qualified stock option activity is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Grant Date	Options	Exercise
	Outstanding	Price	Fair Value	Exercisable	Price

Balance at September 30, 2001	1,410,607	$1.39		1,356,432	$1.31
Options granted in 2002 at fair value	1,043,517	17.04	$6.34
Options granted in 2002 below fair value	1,218,645	5.39	8.85
Options exercised in 2002	(1,084,532)	3.46

Balance at September 30, 2002	2,588,237	8.72		1,409,761	4.72
Options granted in 2003 at fair value	134,553	18.39	9.22
Options exercised in 2003	(820,462)	1.49
Options expired in 2003	(112,552)	5.27

Balance at September 30, 2003	1,789,776	12.98		998,465	11.72
Options granted in 2004 at fair value	1,139,713	12.03	5.63
Options exercised in 2004	(42,974)	2.95
Options expired in 2004	(618,476)	15.72

Balance at September 30, 2004	2,268,039	$11.96		881,009	11.33

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about non-qualified stock options at September 30, 2004:

	Options Outstanding			Options Exercisable

	Number of	Average	Average	Number	Average
Range of Exercise Prices	Shares	Life(1)	Price(2)	of Shares	Price(2)

$2.81 to $3.52	72,696	1.24	$3.09	72,696	$3.09
$4.69 to $5.56	537,935	4.36	5.21	418,468	5.30
$8.02	437,146	9.98	8.02	—	—
$12.89	114,400	9.01	12.89	10,000	12.89
$14.00 to $19.76	1,019,254	8.72	16.84	293,237	18.64
$22.40	86,608	7.93	22.40	86,608	22.40

	2,268,039			881,009

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price.

Stock-Based Compensation

      During the year ended September 30, 2004, the Company issued 97,529 deferred stock units to certain members of the Company’s board of directors and to the members of the board of directors of a wholly owned subsidiary, allowing the grantees the right to acquire common stock with prices ranging from $10.76 to $14.70. The Company recorded unearned compensation for the fair value of these deferred stock units totaling $1,304. The Company is amortizing the balance of unearned compensation over the vesting period of one year. For the year ended September 30, 2004, the Company amortized $469 to stock-based compensation expense.

      From 2002 to 2004, the Company issued 282,309 restricted shares of common stock at prices ranging from $15.55 to $22.40 in connection with hiring and promoting executives. In connection with these restricted common shares, the Company recorded unearned compensation of $5,374. The Company is amortizing the unearned compensation balance to stock-based compensation expense over the three to four year vesting periods during which the restrictions expire. The Company amortized $1,121, $947 and $144 to stock-based compensation expense for the years ended September 30, 2004, 2003 and 2002, respectively.

      In September 2004, a senior executive resigned employment but was retained by the Company as a consultant. The consulting agreement has a term of two years and the Company allowed the senior executive to retain 64,308 restricted shares of common stock that will vest over the term of the consulting agreement. Due to the shift in status from an employee to a consultant, EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company is required to mark these shares to market and prospectively adjust the amortization of the stock-based compensation for changes in the market value of the Company’s stock. At September 30, 2004, these shares were valued using the closing price on September 30, 2004 of $8.07 and based on this price the Company amortized $22 into stock-based compensation expense for the year ended September 30, 2004.

      During 2004, the Company issued options to a senior executive with an exercise price of $15.05, and then later in the year accelerated the vesting schedule. The Company recorded unearned compensation for the excess of estimated fair value over the exercise price of these options on the remeasurement date, totaling $100 and is amortizing the balance over the three-year vesting period. For the year ended September 30, 2004, the company amortized $33 to stock-based compensation expense.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended September 30, 2002, the Company issued options to employees to purchase common stock with exercise prices ranging from $4.69 to $22.40. The Company recorded non-cash compensation charges to earnings for any excess of estimated fair value over the exercise price of these options totaling $11,265 and also recorded unearned compensation of $4,441. The Company is amortizing the balance of unearned compensation over the respective vesting periods ranging from three to four years. For the years ended September 30, 2004, 2003 and 2002, the Company amortized $834, $885 and $723, respectively, to stock-based compensation expense.

      During the year ended September 30, 2002, the Company issued warrants and options to purchase common stock to non-employee consultants in exchange for receiving consulting services. The fair value of the warrants and options was estimated using the Black-Scholes option-pricing model. In connection with the issuance of these warrants to purchase common stock, the Company recorded $93 to stock-based compensation and $253 to unearned compensation. The Company is amortizing the balance of unearned compensation to stock-based compensation expense over the term of the consulting contract. For the years ended September 30, 2004, 2003 and 2002, the Company amortized $51, $51 and $25, respectively, to stock-based compensation expense.

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

      From 1987 through April 2001, Siemens was the exclusive distributor of scanners manufactured by CPS. In April 2001, CPS implemented a multiple distributor strategy. The distribution agreement with Siemens, which was effective March 1, 2002, has an initial term of five years with one renewal period of one year. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount, recorded as a reduction of sales price, to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training.

      The following additional transactions occurred in 2004, 2003 and 2002, between the Company and Siemens, a CTI shareholder, or its affiliates:

•	The Company’s sales to Siemens were $198,213, $143,856 and $128,233 in 2004, 2003 and 2002, respectively.

•	Accounts receivable and customer advances received from Siemens totaled $34,231 and $1,284, respectively, at September 30, 2004.

•	Accounts receivable and customer advances received from Siemens totaled $42,430 and $326, respectively, at September 30, 2003.

      Effective May 1, 2004, CTI and CPS entered into a Sales Agency and Services Agreement with Siemens (the Agency Agreement), pursuant to which Siemens appointed CTI as Siemens’ non-exclusive

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales representative to solicit purchases of CPS-manufactured PET and PET/CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative are marketed and sold under the Siemens brand. In connection with this arrangement, Siemens will reimburse CTI for all directly related sales and marketing expenses, up to $10.0 million annually. During the year ended September 30, 2004, CTI recorded $4.0 million of revenue related to the reimbursement of sales and marketing expenses.

      Service contracts entered into in connection with scanner sales in the United States after May 1, 2004 will be divided equally between CTI and Siemens in terms of revenue. Siemens and CTI remain free to independently pursue sales of service contracts to the installed base of CPS scanner customers.

      During the two-year term of the Agency Agreement, CTI agreed to cease its sales and service of PET and PET/CT scanners in international markets, except in South Korea and Japan. All existing scanner service contracts in international markets other than South Korea and Japan were assigned to Siemens. During the term of the Agency Agreement, CTI has agreed not to enter or re-enter any international market to sell or service PET or PET/CT scanners, except that CTI may continue to pursue its existing business in South Korea and may retain its existing distribution agreement in Japan. In exchange for the assignment of the international service contracts, covenants not to compete in the United States and international markets other than South Korea and Japan, certain price reductions for detector materials including on international scanner sales, and as compensation for the cost of closing certain international operations, Siemens paid CTI $2.2 million. CTI recognized $1.1 million as revenue during the year ended September 30, 2004, in association with the assignment of international service contracts. The remaining amount is being amortized over the two-year term of the agreement concurrent with our LSO price reduction and non-compete commitments. During the year ended September 30, 2004 $0.2 million of this remaining amount was amortized into earnings.

      Under the Agency Agreement, Siemens serves as CTI’s non-exclusive representative to offer for sale other products manufactured by CTI to Siemens’ customers. Subject to the expiration or termination of any existing agreements Siemens agreed to offer exclusively CTI’s cyclotrons, radiopharmaceuticals and calibration sources for sale to Siemens’ customers.

      The parties also agreed to certain changes in transfer prices charged to and received from CPS. Siemens and CTI have reduced the transfer prices for CT components and LSO detector materials, respectively, sold to CPS. These price reductions are being passed on, dollar-for-dollar, in the form of lower transfer prices on scanners sold by CPS to Siemens. CPS agreed to a second round of transfer price reductions on scanners sold to Siemens, which are expected to become effective during the second quarter of fiscal year 2005.

      The initial term of the Agency Agreement is two years commencing May 1, 2004, and the term will be extended automatically for additional one-year periods unless either party provides written notice, as required, of its election not to renew. In the event the Agency Agreement is terminated or not renewed by Siemens for any reason, CTI has the right to resume distribution of PET and PET/CT scanners in competition with Siemens. The Agency Agreement also provides that CTI can terminate this agreement under certain specified circumstances, including the event that certain total unit sales thresholds for PET and PET/CT scanners are not met for a period of two consecutive fiscal quarters.

      Siemens also executed an agreement with Mirada, under which Siemens pays Mirada a fee to install Mirada’s image-fusion software on every workstation sold worldwide with a Siemens-branded PET or PET/CT scanner.

      Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined target level. At September 30, 2004 the cumulative total number of units sold by CPS was 852. By the end of 2004, CPS would need to have sold a cumulative total of 1,055 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before the second half of fiscal year 2006. Siemens cannot exercise its option until the end of the fiscal year in which this target level is reached.

      Prior to the Company’s acquisition of CMSI in June 2004 (see Note 11), the Company had four agreements with CMSI, a company partially owned and operated by two children of CTI’s President and Chief Executive Officer, who is also a director and major shareholder of CTI.

      In the MicroPET Agreement, CPS assigned its rights to develop positron emission tomography for animals. CMSI was granted a non-exclusive royalty-free license for the sole purpose of production by CMSI of products for use in the high-resolution animal PET tomography market. All technology developed by CMSI useful in the design, development or production of PET tomographs for humans belongs to CPS. All technology developed by CMSI that is useful in the development of PET tomographs for animal applications belongs to CMSI. For a period of five years, CPS agreed to sell CMSI equipment and components needed to develop animal tomographs and CMSI agreed to sell MicroPET tomographs and related equipment for resale by CPS. The MicroPET Agreement has a five-year term, but CPS has retained the right upon 180 days notice to CMSI to begin developing positron emission tomographs for animals. As part of the acquisition, Concorde acquired CMSI’s rights and obligations under the MicroPET Agreement.

      As part of the transactions contemplated by the MicroPET Agreement, CPS entered into a Patent and Technology Sublicense Agreement. Pursuant to this Sublicense, CPS granted CMSI a non-exclusive, royalty-free right to use the LSO technology in the field of detector systems for high-resolution animal tomographs. The Patent and Technology Sublicense Agreement was terminated in connection with the acquisition.

      Effective October 1, 1999, CPS and CMSI entered into a Development and Exclusive Supply Agreement (the ASIC Agreement) pursuant to which CPS engaged CMSI to develop, manufacture and supply application specific integrated circuits (commonly referred to as ASICs) used in the PET scanners manufactured by CPS. CPS agreed to pay CMSI for its development costs, production set-up costs and design maintenance procedures incurred in connection with the development and production of the microchips or ASICs. CPS agreed that upon the successful development of the ASICs, CMSI would be the exclusive supplier of the ASICs. CPS also agreed to acquire at least $50,000 worth of ASICs from CMSI during the term of the agreement. All technology developed by CMSI in the performance of the agreement belongs to CPS. CMSI agreed for a period of five years after the new ASICs are developed not to engage in or own an interest in a business competitive with CPS or to design ASICs for any competitor of CPS. The agreement had a five-year term. In connection with the ASIC Agreement and prior to the Company’s acquisition of CMSI, CPS paid CMSI $269, $601 and $459 for the years ended September 30, 2004, 2003, and 2002, respectively. Following the Company’s acquisition of Concorde, CMSI retained all of its rights and obligations under the ASIC Agreement.

      In September 2002, CTI Solutions entered into an agreement to distribute CMSI products throughout the continental United States and Canada. CMSI retained the rights to, and sold products directly to all international markets other than Canada. During the year ended September 30, 2004, prior to the acquisition discussed in Note 11, total CTI Solutions sales and cost of sales of products purchased from CMSI and resold under this distribution agreement were $4,398 and $4,021, respectively. During the year

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended September 30, 2003, total CTI Solutions sales and cost of sales of products purchased from CMSI and resold under this distribution agreement were $5,436 and $5,061, respectively. At September 30, 2003 accounts payable included $3,206 in trade payables to CMSI. There were no transactions under the agreement for the year-ended September 30, 2002. In connection with the acquisition of Concorde, this distribution agreement was terminated.

      On September 5, 2002 CTI entered into an LSO Supply Agreement with CMSI pursuant to which CTI agreed to provide CMSI with LSO. In this agreement, CTI agreed not to sell LSO to another third party engaged in the development or manufacture of PET scanners for use in animal applications. During the year ended September 30, 2004 and prior to the acquisition of CMSI, LSO sales to CMSI were $441. During the year ended September 30, 2003, LSO sales to CMSI were $1,371. There were no sales under this agreement in fiscal year 2002. In connection with the acquisition of Concorde, this LSO Supply Agreement was terminated.

      Since September 2000, the Company has entered into a series of lease agreements with Corridor Park Limited Partnership II for office space located at 830 Corridor Park Boulevard in Knoxville, Tennessee. Certain of the Company’s officers, directors and principal stockholders, including Dr. Terry D. Douglass and Dr. Ronald Nutt, are partners of Corridor Park Limited Partnership II. The Company is a party to two leases with Corridor Park Limited Partnership II under which it leases approximately 25,300 square feet of office space. One of these leases, covering approximately 21,700 square feet of office space, has a three-year term ending July 15, 2006; the Company holds an option to renew this lease for an additional three-year term. The second of these leases, covering approximately 3,600 square feet of office space, has a one-year term ending October 15, 2004; the Company holds an option to renew this lease for an additional three-year term. The lease was renewed subsequent to year-end. Rent under both leases is $9.00 per square foot, plus a pro rata share of maintenance, taxes, insurance and other expenses. The Company pays as additional rent the unamortized cost of certain build-out construction that was completed at the Company’s request. The Company uses this property for administrative offices. Rent paid on these leases during the years ended September 30, 2004, 2003 and 2002 was $280, $202, and $171, respectively.

11.	Business Acquisitions

      On June 30, 2004, the Company acquired the assets of CMSI, a related party as described in Note 10, and included them in the consolidated balance sheet as of that date. The results of Concorde’s operations have been included in our consolidated financial statements as part of the CTI Solutions reporting segment effective July 1, 2004. Concorde is the leading provider of microPET® animal scanners for use in medical research. The acquisition will increase the capabilities of the Company to broadly serve the research and pharmaceutical markets. In combination with the Company’s domestic network of radiopharmacies, the Company intends to leverage the acquisition of Concorde to accelerate the discovery of new molecular probes for the clinical market.

      The aggregate purchase price was $41,899, including $20,500 of cash and 1,480,465 shares of common stock valued at $21,399 based on the average closing price two days before and two days after the announcement of the acquisition. Under the purchase agreement, the Company may be required to make additional payments if Concorde’s gross margin exceeds defined goals for 2005 and 2006. If additional payments are required the Company will adjust goodwill at that time. The acquisition was reviewed by the Audit Committee of the Company’s Board of Directors and was considered and approved only by independent board members. An investment bank provided a fairness opinion to the independent members

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Board of Directors. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as determined by independent appraisal.

At
June 30,
2004

Current assets	$7,538
Property and equipment	678
Intangible assets	14,819
Goodwill	21,568

Total assets acquired	44,603

Current liabilities	2,704

Total liabilities assumed	2,704

Net assets acquired	$41,899

      Of the $14,819 in acquired intangible assets, $11,415 and $202 were assigned to existing product technology and services contracts, respectively. The services contracts and existing technology are being amortized on a straight-line basis over weighted average lives of approximately 7 and 9 years, respectively. The remaining $3,202 was assigned to trade names and trademarks. During the year ended September 30, 2004, $363 of amortization expense was recorded on the service contracts and existing technology, post acquisition. The goodwill is expected to be deductible for tax purposes. No pro forma disclosures have been included in these financial statements as Concorde was not significant to the consolidated financial statements taken as a whole.

      On August 15, 2003, the Company acquired 100% of the capital stock of Mirada. The results of Mirada’s operations have been included in the consolidated financial statements since that date. Mirada’s products aid better detection, diagnosis and management of disease through the application of image analysis tools to medical images.

      The aggregate purchase price was $23,091, including $19,652 of cash, common stock of $251, and the balance of $3,188 in notes payable. Under the purchase agreement, the Company may be required to make additional payments to the former shareholders if Mirada net income exceeds defined goals for 2004 and 2005. No such payment is required for 2004. If an additional payment is required for 2005 the Company

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will adjust goodwill at that time. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition as determined by independent appraisal.

At
August 15,
2003

Current assets	$2,257
Property and equipment	331
Other assets	5
Intangible assets	14,209
Goodwill	12,464

Total assets acquired	29,266

Current liabilities	2,923
Long-term debt	365
Deferred tax liability	2,887

Total liabilities assumed	6,175

Net assets acquired	$23,091

      Of the $14,209 in acquired intangible assets, $12,829 was assigned to existing product technology and is being amortized on a straight-line basis over a weighted average life of approximately 10 years. During the years ended September 30, 2004 and 2003 amortization expense recorded on these assets was $1,376 and $176, respectively. The remaining intangible assets of $1,380 were assigned to research and development assets that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB No. 2 to Business Combinations Accounted for by the Purchase Method. None of the goodwill is expected to be deductible for tax purposes. No pro forma disclosures have been included in these financial statements as Mirada was not significant to the consolidated financial statements taken as a whole.

      The changes in the carrying value of goodwill for the year ended September 30, 2004 are as follows:

	Detector	CTI	Corporate &	Consolidated
	Materials	Solutions	Eliminations	Total

Balance, September 30, 2003	$711	$(1,159)	$25,488	$25,040
Goodwill acquired	—	21,568	21	21,589

Balance, September 30, 2004	$711	$20,409	$25,509	$46,629

      The “Corporate and Eliminations” column reflects the goodwill arising from the acquisitions of PETNET and Mirada that was not pushed down to the subsidiaries for segment reporting. Of the $45,918 total in CTI Solutions and Corporate and Eliminations, $11,272 relates to PETNET, $12,485 relates to Mirada, $21,568 relates to Concorde, and $593 relates to Detector Materials.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate accretion on both issues of redeemable preferred stock in the year ended September 30, 2002 was $3,544.

      The warrant, which had an exercise price of $0.0016 per share, was valued at $4,374 on the date of issuance based on its relative fair value using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.8%, estimated life of ten years, 75% volatility and no dividend yield. Pursuant to anti-dilution provisions in the agreement, the number of common shares available to be purchased under the warrant was increased by 250,854 shares to 2,447,181 in connection with CTI’s acquisition of the remaining minority interest in PETNET in October 2000. CTI recorded a warrant liability upon issuing the 9% redeemable preferred stock and 10% convertible redeemable preferred stock based on the relative fair value of the warrants issued in the transaction. Through the date the warrants were exercised, CTI made periodic mark to market adjustments, which are reflected in the accompanying consolidated statements of operations in accordance with the provisions of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

      On March 29, 2002, the purchaser exercised the warrant through a cashless exercise and received 2,446,563 shares of common stock. Because the warrant had a put feature and thus gave the holder the choice of cash settlement or settlement in shares, the Company was required to report the proceeds from the issuance of the warrant as a liability and subsequently measure the warrant at fair value with changes in the fair value reported in earnings until the put feature was eliminated on March 31, 2002. The mark-to-market adjustment expensed in the statement of operations was $8,902 for the year ended September 30, 2002.

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

      On May 21, 2002, the Company’s Board of Directors adopted a stockholder protection rights agreement and declared a dividend of one Right for each share of Common Stock held of record as of the close of business on the closing date of the initial public offering of Common Stock of the Company pursuant to an effective registration statement filed by the Company with the Securities and Exchange

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission under the Securities Act of 1933. The Rights, which do not have any voting rights, are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company’s Common Stock. Each Right, should it become exercisable, will entitle the owner to buy one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an exercise price of $130 per share. The Rights may be terminated without payment by the Company at any time prior to the date that is ten business days after the acquisition of 15% or more of the Company’s Common Stock by a person or group.

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

      The Company operates in three reportable business segments based on differences in products and services: CPS, Detector Materials, and CTI Solutions. CPS designs, manufactures and markets medical research and scanning equipment. Detector Materials manufactures a scintillation component sold primarily to CPS. CTI Solutions includes the production and distribution of radiopharmaceuticals, and the sale and service by CTI of PET scanners, microPET® animal scanners, cyclotron systems and other PET related products. CTI Solutions reflects the combination of the former PETNET and CTI Services segments which previously were reported separately. Corporate reflects administrative activities not included in the three reportable segments. All comparative financial information for fiscal years 2003 and 2002 has been retroactively reclassified to reflect the new reporting structure.

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

      The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended September 30, 2004, 2003, and 2002:

		Detector	CTI		Eliminating	Consolidated
	CPS	Materials	Solutions	Corporate	Entries	Total

Year Ended September 30, 2004
External revenues	$209,606	$659	$191,483	$—	$—	$401,748
Intersegment revenues	57,258	46,436	4,751	—	(108,445)	—
Depreciation and amortization	2,370	1,868	9,747	3,143	1,318	18,446
Stock-based compensation	245	15	1,250	1,020	—	2,530
Interest expense	109	746	3,756	1,709	(4,485)	1,835
Interest income	778	311	231	3,625	(4,485)	460

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Detector	CTI		Eliminating	Consolidated
	CPS	Materials	Solutions	Corporate	Entries	Total

Equity in (income) losses of investees	—	10	(40)	—	—	(30)
Income tax expense	18,632	7,238	(5,178)	89	1,137	21,918
Minority interest expense	—	—	571	—	16,105	16,676
Net income (loss)	32,276	12,246	(9,582)	241	(16,561)	18,620
Total assets	161,792	76,915	332,448	81,572	(187,513)	465,214
Investment in equity method investees	—	67	1,142	—	—	1,209
Capital expenditures	2,231	2,185	32,968	6,342	(2,332)	41,394
Year Ended September 30, 2003
External revenues	$172,013	$2,852	$187,424	$—	$—	$362,289
Intersegment revenues	75,726	52,312	5,395	—	(133,433)	—
Depreciation and amortization	1,539	1,800	6,431	1,994	173	11,937
Stock-based compensation	326	21	920	642	—	1,909
Interest expense	14	860	3,152	1,327	(3,427)	1,926
Interest income	411	116	306	3,716	(3,427)	1,122
Equity in (income) losses of investees	—	—	(16)	—	—	(16)
Income tax expense	17,704	9,850	(3,783)	976	(1,812)	22,935
Minority interest expense	—	—	345	—	15,042	15,387
Net income (loss)	30,144	15,445	(8,339)	1,203	(17,890)	20,563
Total assets	143,397	45,510	181,723	128,921	(74,503)	425,048
Investment in equity method investees	—	—	1,921	—	—	1,921
Capital expenditures	10,199	2,411	21,427	11,461	(692)	44,806
Year Ended September 30, 2002
External revenues	$151,264	$1,047	$106,084	$—	$—	$258,395
Intersegment revenues	37,774	28,155	6,416	—	(72,345)	—
Depreciation and amortization	839	884	4,028	1,347	—	7,098
Stock-based compensation	3,926	1,671	3,678	2,975	—	12,250
Interest expense	464	1,046	3,545	159	—	5,214
Interest income	20	192	464	390	—	1,066
Equity in (income) losses of investees	—	—	33	—	—	33
Income tax expense	13,599	2,327	(1,189)	2,120	(2,267)	14,590
Minority interest expense	—	—	125	—	12,844	12,969
Net income (loss)	25,740	3,659	(3,957)	(14,029)	(14,832)	(3,419)
Total assets	102,386	39,473	127,709	115,781	(33,640)	351,709
Investment in equity method investees	—	—	1,278	—	—	1,278
Capital expenditures	2,907	3,911	16,964	12,292	—	36,074

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales were distributed to the following locations:

	Year Ended September 30,

	2004	2003	2002

United States	75.4%	76.7%	76.5%
Foreign	24.6	23.3	23.5

	100.0%	100.0%	100.0%

      No individual foreign country represents 10% or more of the Company’s total sales since 2002. Sales are based on final destination of products sold.

14.	Subsequent Events

      On October 8, 2004, the Company received a letter from the U.S. Environmental Protection Agency (EPA) requesting information on a Superfund site operated by a former supplier. Based on the Company’s investigation, it appears that the sole nature of the Company’s dealing with the supplier was strictly for the acquisition of supplies and not the provision of waste products or by-products by or on behalf of the Company. No legal action has been initiated or threatened by the EPA against the Company at present. However, there can be no assurance that a formal legal claim may not be brought by the EPA.

      On November 2, 2004, the Company acquired 100% of the capital stock of ImTek, Inc. (ImTek). ImTek designs and manufactures the microCAT® brand of micro-CT scanners, which are used in preclinical applications of small animal imaging. The acquisition augments the Company’s expanding capabilities to serve the pharmaceutical research market. The aggregate purchase price was $3,750 in cash. Under the purchase agreement, the Company may be required to make additional payments if ImTek’s gross margin exceeds defined goals for 2005 and 2006. If additional payments are required the Company will adjust goodwill at that time.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

SCHEDULE II.     FINANCIAL STATEMENT SCHEDULES

Valuation and Qualifying Accounts and Reserves

		Balance at	Charges to		Balance at
		Beginning	Costs and	Write-offs	End of
		of Period	Expenses	and Other	Period

Description

Accounts receivable allowance for doubtful accounts	2002	757	1,466	(405)	1,818
	2003	1,818	2,791	(948)	3,661
	2004	3,661	2,717	(1,188)	5,190
Inventory reserve for obsolescence	2002	1,738	1,002	(889)	1,851
	2003	1,851	1,471	(476)	2,846
	2004	2,846	4,247	(1,053)	6,040
Deferred tax valuation allowance	2002	—	—	—	—
	2003	—	—	—	—
	2004	—	464	—	464

      All other schedules have been omitted as they are not required under the related instructions, are inapplicable, or because the information required is included in the consolidated financial statements or notes thereto.