Form 10-K/A
period 2004-09-30
CTI MOLECULAR IMAGING INC
filed 2005-01-28
CIK 1129552

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

CTI MOLECULAR IMAGING, INC.
FORM 10-K/A

EXPLANATORY NOTE

     This amendment on Form 10-K/A is being filed in order to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as originally filed with the Securities and Exchange Commission (SEC) on December 14, 2004, in the following respects:

1.	To include the information required by Items 10, 11, 12, and 13 in Part III of the Annual Report on Form 10-K, which originally was intended to be incorporated by reference to the information to be included in the Company’s proxy statement for its 2005 Annual Meeting of Stockholders; and

2.	To amend the Exhibit Index in Item 15 in Part IV of the Annual Report on Form 10-K to reflect the inclusion of updated certifications of certain executive officers and an updated consent letter from PricewaterhouseCoopers LLP (PwC) and to file as exhibits additional material contracts entered into since September 30, 2004.

     Except as expressly set forth herein, all information contained in this amendment is as of September 30, 2004, or as of December 14, 2004, the filing date of the Company’s original Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Only certain portions of the Company’s Annual Report on Form 10-K are being amended by this Form 10-K/A, and the amended report does not reflect events occurring after the filing of the Company’s original Form 10-K, or modify or update those disclosures in any way. The filing of this Form 10-K/A shall not be deemed an admission that the original Form 10-K, when filed, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

     The Company’s Certificate of Incorporation also divides the Board of Directors into three classes. Directors in each class serve staggered three-year terms, so that approximately one third of the terms of the directors expire each year. The current classes of directors and their terms of office are:

CLASS I	CLASS II	CLASS III

Term expiring in 2006	Term expiring in 2007	Term expiring in 2005
Terry D. Douglass, Ph.D.	Wolf-Ekkehard Blanz, Ph.D.	James R. Heath, Ph.D.
Roy Doumani	Hamilton Jordan	Leroy E. Hood, M.D., Ph.D.
William W. McInnes	Michael E. Phelps, Ph.D.	Ronald Nutt, Ph.D.

Class I Directors – Terms expiring 2006:

     Terry D. Douglass, Ph.D., 62, Chairman of the Board of Directors. Dr. Douglass is one of our founders and has served as our Chairman of the Board since 1983. From our founding in 1983 until October 2003, Dr. Douglass also served as our President and Chief Executive Officer. Before founding CTI, he spent 15 years in various management positions with EG&G in Oak Ridge, Tennessee (EG&G), resigning as its President in 1983 to found CTI. Dr. Douglass led the group at EG&G that worked with Dr. Michael E. Phelps of UCLA to develop the first commercial PET scanner in 1976. He holds several patents and has authored several publications in nuclear electronics and PET. He holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering, and a Ph.D. in electrical engineering from the University of Tennessee at Knoxville.

     Roy Doumani, 69. Mr. Doumani has served as a director of CTI since April 2003; he presently serves as Vice Chairman of the Board, as Chairman of the Compensation Committee of the Board, and as a member of the Audit and Corporate Governance Committees. He also is a member of the Board of Directors of the California NanoSystems Institute, and presently is serving as the Institute’s Chief Operating Officer. Mr. Doumani currently holds an equity position in and serves as vice chairman of Xiamen International Bank (XIB), the first joint venture bank in the People’s Republic of China. He was a founder and director of First Los Angeles Bank; a shareholder and chairman of First Interstate Bank of Hawaii; a shareholder and director of HonFed Bank; and a shareholder and chairman of World Trade Bank in Los Angeles. Mr. Doumani has been involved in the start-up of and has served as a board member for and advisor to a number of companies in the United States, Asia, and Europe. In addition to his business interests, he serves as a member of the advisory boards of both RAND’s Center for Middle East Public Policy and its Center for Asia Pacific Policy. Mr. Doumani holds a Bachelor of Arts degree in business and finance from the University of California at Los Angeles and a law degree from the University of Southern California.

     William W. McInnes, 56. Mr. McInnes has served as a director of CTI since May 2002; he presently serves as Chairman of the Audit Committee of the Board of Directors and as a member of the Compensation and Corporate Governance Committees. Since his retirement from Hospital Corporation of America in 1993, Mr. McInnes has worked as a private investor. From 1978 through 1993, Mr. McInnes worked for Hospital Corporation of America during which time he served as the Vice President – Finance and Treasurer. Mr. McInnes was a founder of Tennessee Commerce Bank, located in Nashville, Tennessee, and has served as one of its directors since its inception in 1999. Mr. McInnes was also a founder of Diversified Trust Company, located in Memphis, Tennessee. Mr. McInnes holds a Bachelor of Arts degree in philosophy from Vanderbilt University and an M.B.A. degree from the Harvard Business School, and is a Chartered Financial Analyst.

Class II Directors – Terms expiring 2007:

     Wolf-Ekkehard Blanz, Ph.D., 53. Dr. Blanz has served as a director of CTI since February 2004. He started his career as a researcher and research manager at the University of Stuttgart, Germany, the IBM Almaden Research Center in San Jose, California, and the Siemens Corporate Research lab in Princeton, New Jersey. Dr. Blanz’s research interests covered pattern recognition, neural networks, artificial intelligence, image processing, and parallel computer architectures, and his research results in all areas are widely covered in over 100 publications. In 1997, Dr. Blanz joined the Siemens Medical Division as the head of software engineering in the computed tomography (CT) section in Forchheim, Germany. In 1999, he took over the responsibility for all of Siemens’ CT R&D activities as a Vice President of Engineering. Dr. Blanz is currently the Vice President of Product Lifecycle Management, which unites the marketing and engineering functions of Siemens Oncology Care Systems Group in Concord, California. He holds a Ph.D. in Electrical Engineering from the University of Stuttgart, Germany. Dr. Blanz was nominated for election to the Board of Directors as the nominee of Siemens pursuant to the terms of the joint venture agreement between the Company, Siemens and certain of the Company’s other stockholders, directors and executive officers with respect to the formation of CPS. Our relationship with Siemens is discussed in more detail under the heading “Business—Our Relationship with Siemens” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

     Hamilton Jordan, 60. Mr. Jordan has served as a director of CTI since May 2003; he presently serves as Chairman of the Corporate Governance Committee of the Board of Directors. He is former White House Chief of Staff to President Jimmy Carter and for the past twenty years has written two best-selling books, successfully battled three different cancers, organized two professional sports teams, including a National Football League franchise, and been involved as an investor and board member in the start-up of successful companies and projects in both the public and private sectors, focused on health and biotechnology generally and oncology specifically. Mr. Jordan is founder of The Georgia Cancer Coalition, a $1 billion public-private effort to make Georgia a cancer research center, serves at the request of President Bush on the National Dialogue for Cancer, and led a group of scientists in a successful effort to double the National Institutes of Health and National Cancer Institute budgets. Currently, he is an investor and board member of several different biotech organizations. Mr. Jordan holds a Bachelor of Arts degree in history from the University of Georgia.

     Michael E. Phelps, Ph.D., 65. Dr. Phelps has served as a director of CTI since 1983. He has been on the faculty of the University of California since 1976, and currently is the Norton Simon Professor and Chair of the Department of Molecular and Medical Pharmacology of the University of California at Los Angeles (UCLA). In addition to serving as the Departmental Chairman and holding an endowed professorship, Dr. Phelps also is the Director of the Crump Institute for Molecular Imaging, Professor of Biomathematics, and Director of the Institute for Molecular Medicine. He has received numerous awards and honors, including the George Von Hevesy Prize (won twice) from the Von Hevesy Foundation in Zurich, the 1983 Paul Aebersold Award from the Society of Nuclear Medicine, the chairmanship of the 1983 Nobel Symposium, the 1984 Sarah L. Poiley Memorial Award from the New York Academy of Sciences, the 1984 Ernest O. Lawrence Presidential Award, election to the Institute of Medicine of the National Academy of Sciences in 1985, the 1987 Rosenthal Foundation Award of the American College of Physicians, the 1992 Pasarow Foundation Award, the 1998 Enrico Fermi Presidential Award from President Clinton, election to the National Academy of Sciences in 1999, the 2001 Charles F. Kettering Prize from the General Motors Cancer Research Foundation, and the 2002 Benedict Cassen Memorial Prize from the Society of Nuclear Medicine. Dr. Phelps has published over 650 scientific papers and books dealing with such diverse topics as development of PET, molecular imaging probes for assays from metabolism to gene expression, brain mapping of normal cerebral function and brain development, seizure disorders in infants and children, diagnosing and staging of numerous types of cancers, the differential diagnosis of Alzheimer’s disease and the relationship between genetic defects and metabolic abnormalities in the brain. He is the past president and is on the board of the Academy of Molecular Imaging. Dr. Phelps also is Chairman of the Board of the Norton Simon Foundation, a member of the board of the Norton Simon Art Foundation, and Chairman of the Board of the Norton Simon Research Foundation. He holds a Bachelor of Science degree in chemistry and mathematics from Western Washington State University and a Ph.D. in chemistry from Washington University in St. Louis.

Class III Directors – Terms expiring 2005:

     James R. Heath, Ph.D., 43. Dr. Heath has served as a director of CTI since April 2003; he presently serves as a member of the Audit Committee of the Board of Directors. He is the Elizabeth W. Gilloon Professor of Chemistry

at the California Institute of Technology (Caltech), and Professor of Molecular & Medical Pharmacology at UCLA. While studying at Rice University, he was the principal graduate student involved in the discovery of C60 and the class of all carbon molecules known as the fullerenes; his graduate advisor shared the 1996 Nobel Prize in Chemistry for this discovery. From 1988 to 1991, Dr. Heath was a Miller Postdoctoral Fellow at the University of California at Berkeley. He was a member of the technical staff at IBM’s Watson Labs from 1991 to 1994. In 1994, Dr. Heath joined the faculty of UCLA as an Assistant Professor, and was promoted to tenure in 1996 and to Professor in 1997. His primary scientific research over the past 10 years has been in the area of nanoscience. Dr. Heath’s work on molecular electronics circuitry was cited by the journal Science as Breakthrough of the Year 2000. He has received several scientific awards, including the 2000 Julius Springer Award for Applied Physics, the 2000 Feynman Prize in Nanotechnology, and the 2001 Raymond and Beverly Sackler Prize in the Physical Sciences, and a 2002 commendation from Scientific American as one of the top 50 technologists in the U.S. Dr. Heath has published approximately 110 papers in reviewed scientific journals and holds seven issued patents. He is a co-founder of NanoSys, Inc. and a previous member of the Defense Science Board. Dr. Heath holds a Bachelor of Science degree in chemistry from Baylor University and a Ph.D. in chemistry from Rice University.

     Leroy E. Hood, M.D., Ph.D., 66. Dr. Hood has served as a director of CTI since June 2002. Since 1999, he has served as the founder, president and director of the Institute for Systems Biology in Seattle, Washington, which is an organization engaged in developing systems approaches to biology and medicine. From 1992 to 1999, Dr. Hood was a professor at the University of Washington where he founded and chaired the Department of Molecular Biotechnology. From 1970 through 1992 he was a professor in biology at the California Institute of Technology and from 1967 to 1970, Dr. Hood was a Senior Investigator at the National Cancer Institute. He currently serves on the board of directors of Lynx Therapeutics, Inc. and Paradigm Genetics, Inc. Dr. Hood has co-authored more than 600 peer-reviewed papers and has co-authored textbooks in biochemistry, immunology, molecular biology and genetics. He has received numerous scientific and academic awards, including the Albert Lasker Medical Research Award in 1987. Dr. Hood holds a Bachelor of Science degree in biology from the California Institute of Technology, an M.D. degree from The Johns Hopkins University, and a Ph.D. in biochemistry from the California Institute of Technology.

     Ronald Nutt, Ph.D., 66. Dr. Nutt is one of our founders and has served on our Board of Directors since 1983. He has been our President and Chief Executive Officer since October 2003; before assuming these posts, he was the President of CTI PET Systems, Inc., doing business as CPS Innovations (CPS) from September 2001 to October 2003, and was the Senior Vice President and Technology Director of CTI from its founding in 1983 until September 2001. Dr. Nutt has more than 30 years’ experience in various aspects of research and development, having been a pioneer in the development of nuclear instruments at the Oak Ridge National Laboratory and EG&G. He holds several patents and has authored numerous publications regarding nuclear electronics and PET. Dr. Nutt is a member of the Board of Directors of CPS and the Institute of Molecular Technology of the Academy of Molecular Imaging. He is a fellow of the Institute of Electrical and Electronics Engineers and received the Nathan Daugherty Award, the University of Tennessee’s highest award in engineering, in 1997. In addition, Dr. Nutt was recognized as the Outstanding Engineer in the southeastern U.S. in 1996 and received the Distinguished Scientist Award from the Academy of Molecular Imaging in 2000. Dr. Nutt holds a Bachelor of Science degree in electrical engineering, a Master of Science degree in electrical engineering, and a Ph.D. in electrical engineering from the University of Tennessee at Knoxville.

Executive Officers

     Ronald Nutt, Ph.D., 66, Chief Executive Officer and President. A biography of Dr. Nutt is set forth above under the heading “Board of Directors.”

     R. Gregory Brophy, 45, President of CPS. Mr. Brophy has served as President of CPS since October 2003. Prior to assuming this post, he served as our Senior Vice President for Business Development and General Counsel from November 2002 to October 2003. From 1989 to 2002, Mr. Brophy practiced law with Alston & Bird LLP in Atlanta, Georgia, where he was a partner from 1995 until joining the Company. While at Alston & Bird, Mr. Brophy focused his practice on corporate finance matters, with an emphasis on mergers and acquisitions, public and private equity offerings, venture capital financing, and the formation of strategic alliances. Mr. Brophy holds a Bachelor of Science degree in electrical engineering from the University of Notre Dame and a law degree from the University of Georgia School of Law.

     David N. Gill, 49, Corporate Vice President and Chief Financial Officer. Mr. Gill has served as our Corporate Vice President and Chief Financial Officer since September 2004, and prior thereto as our Senior Vice President and Chief Financial Officer from January 2002 to September 2004. He served from February 2000 to March 2001 as Chief Financial Officer and Director, and from January 2001 to August 2001 as President, Chief Operating Officer, and Director, of Interland, Inc., a publicly traded telecom-related company, before its sale. Mr. Gill served from July 1996 to February 2000 as Chief Financial Officer and from February 1997 to February 2000 as Chief Operating Officer of Novoste Corporation, a publicly traded medical device company. From August 1995 to June 1996, he served as Chief Financial Officer of SPEA Software AG, before its sale. From 1992 to 1995, Mr. Gill served as President and Director of Dornier Medical Systems, Inc., a medical capital equipment company and a member of the Daimler-Benz Group, and from 1990 to 1992 he served as its Vice President of Finance. He holds a Bachelor of Science degree in accounting from Wake Forest University and an M.B.A. degree from Emory University, and formerly was a certified public accountant.

     Cliffreda W. Gilreath, 50, Corporate Vice President and Chief Operating Officer. Ms. Gilreath has served as our Corporate Vice President and Chief Operating Officer since September 2004, and prior thereto as our Senior Vice President of Operations from October 2003 to September 2004. Before that, she served as Vice President of Operations for CPS. In this position, she directed the development and manufacturing of the detectors for PET tomographs and had overall responsibility for tomograph manufacturing. Since joining CTI in December 1988, Ms. Gilreath has served in several management roles, including as General Manager of our Cyclotron Systems business. Before joining us, she served as Director of Professional Services at Hospital Corporation of America’s Park West Hospital in Knoxville. Ms. Gilreath holds a Bachelor of Science degree in organizational management from Tusculum College.

     Joseph C. Sardano, 52, Senior Vice President of Sales and Marketing. Mr. Sardano has served as our Senior Vice President of Sales and Marketing since September 2004. In this capacity, he leads the sales and marketing activities for all business units of CTI, including the sales of scanners under the sales agency agreement with Siemens Medical Solutions USA, Inc. Previously, Mr. Sardano served as Vice President of Sales for CTI Solutions from September 2002 to September 2004. Prior to joining CTI, he Mr. Sardano held several key positions in the medical industry. He was with GE Medical Systems where he served as Region Sales Manager from 1999 to 2000 and as P.E.T. Americas Sales Manager from 2001 to 2002. Prior to that, Mr. Sardano served as Vice President Sales for Elscint Inc., and Vice President and General Sales Manager for Fisher Scientific. He has also served in various management capacities with Toshiba America Medical Systems, Medstone International and Xerox Corporation. Mr. Sardano holds a Bachelor of Arts degree from Concordia University in Montreal, Canada and an Executive Business Development Diploma from McGill University.

     Mark S. Andreaco, 53, Senior Vice President – PETNET Pharmaceuticals. Mr. Andreaco has served as Senior Vice President of PETNET Pharmaceuticals since September 2004. Before assuming this post, he had served as Vice President and Senior Director of Advanced Crystal Technologies and Senior Director of CTI Detector Materials since June 2002. In those positions, he was responsible for the commercial growth and manufacture of bismuth germanate (BGO) and lutetium oxyorthosilicate (LSO) scintillation crystals. Mr. Andreaco joined CTI in 1986 and held several operational roles between 1986 and 2002. Prior to joining CTI, Mr. Andreaco served as Radiation Safety Officer and Staff Scientist at EG&G, working on gamma-ray spectroscopy. He holds six issued U.S. patents, has five U.S. patents pending, and has authored numerous publications on in-vivo bioassay, nuclear instrumentation, and PET. Mr. Andreaco holds a Bachelor of Science degree in life science from the University of Pittsburgh, with an emphasis in biochemistry and biophysics.

Audit Committee

     We have established a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Audit Committee consists of Mr. McInnes, who chairs the committee, Mr. Doumani, and Dr. Heath. The Board of Directors has determined that Mr. McInnes is a “financial expert”, as that term is defined by the SEC, and that all members of the audit committee are “independent”, as that term is defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers (the NASD), which operates the Nasdaq Stock Market on which our common stock is traded.

     The duties and responsibilities of the Audit Committee are set forth in the written Audit Committee charter adopted by the Board. A copy of the Audit Committee’s charter was attached as Appendix 1 to our proxy statement for our 2004 Annual Meeting of Stockholders held on April 6, 2004, which was filed with the SEC on March 5, 2004. In addition, a copy of the Audit Committee charter can be found in the “Investor Relations” section of our corporate website, www.ctimi.com, under the heading “Corporate Governance.” Among other things, the duties and responsibilities of the Audit Committee include reviewing and monitoring the Company’s financial statements and internal accounting procedures, making recommendations to the Company’s board of directors regarding the selection of independent accountants and consulting with and reviewing the services provided by the Company’s independent accountants.

Section 16(a) Beneficial Ownership Reporting Compliance

     The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership of our securities with the SEC. The SEC also requires that persons required to file these forms furnish the Company with copies of the forms they file. Based solely on our review of the copies of these forms received by us and representations from certain reporting persons that no other reports were required to be filed, we believe that all of our directors and executive officers complied with the SEC’s beneficial ownership reporting requirements for the Company’s fiscal year ended September 30, 2004 with the following exceptions:

1.	On November 25, 2003, stock option grants were made to Dr. Nutt, Mr. Gill, Ms. Gilreath, and Mr. Thomas J. Hook (who was serving at the time as our Senior Vice President and President of CTI Solutions). The Form 4s required with respect to these transactions were not timely filed.

2.	On June 23, 2004, the third party trustee of The Ron Nutt Grantor Retained Annuity Trust dated April 1, 2002 distributed shares of our common stock to Dr. Nutt to satisfy the trust’s obligation to make an annual fixed annuity payment, resulting in an involuntary acquisition of beneficial ownership by Dr. Nutt. The Form 5 required with respect to this transaction was not timely filed.

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

Item 11. Executive Compensation.

Summary Compensation Table

     In the table on the following page, we summarize the annual, long-term and other compensation for services in all capacities to the Company and its subsidiaries paid during the fiscal years ended September 30, 2004, 2003, and 2002 to our Chief Executive Officer, our other four most highly compensated executive officers of the Company during the year ended September 30, 2004, and two former executive officers who would have been among the four most highly compensated executive officers of the Company during the year ended September 30, 2004 if they had remained executive officers as of September 30, 2004 (we refer to these seven persons as our “named executive officers”):

		Annual Compensation			Long-Term Compensation
					Restricted
				Other Annual	Stock	Securities	All Other
	Fiscal		Bonus	Compensation	Award(s)	Underlying	Compensation
Name and Principal Position (1)	Year	Salary ($)	($) (2)	($) (3)	($) (4)	Options (#)	($) (5)
Ronald Nutt, Ph.D	2004	$346,155	$0	*	—	136,008	$8,534
President and Chief Executive	2003	269,958	187,500	*	—	—	13,033
Officer	2002	268,629	125,000	*	—	240,000	9,433

R. Gregory Brophy (6)	2004	$282,692	$0	$199,318	—	300,000	$8,729
President of CPS	2003	195,577	137,750	141,753	—	—	140,699
	2002	—	—	—	$1,500,000	324,089	—

David N. Gill (7)	2004	$282,230	$0	*	—	19,457	$56,112
Corporate Vice President and	2003	225,000	87,750	*	—	—	12,721
Chief Financial Officer	2002	132,619	86,062	*	—	320,000	107,132

Cliffreda W. Gilreath	2004	$298,427	$0	*	$841,500	444,457	$7,910
Corporate Vice President and	2003	164,908	75,000	*	—	—	8,934
Chief Operating Officer	2002	117,324	39,059	*	—	—	6,493

Joseph C. Sardano (8)	2004	$232,668	$0	*	—	100,000	$565,698
Senior Vice President of	2003	192,307	80,000	*	—	25,000	8,906
Sales and Marketing	2002	7,692	—	*	$224,000	100,000	231

Thomas J. Hook (9)	2004	$293,838	$0	$165,561	—	20,576	$159,076
Senior Vice President and	2003	250,000	97,500	79,207	—	—	7,500
President of CTI Solutions	2002	38,462	69,231	*	$2,000,000	600,000	—

Terry D. Douglass, Ph.D. (10)	2004	$200,000	$0	*	—	—	$6,572
Chairman of the Board of	2003	275,000	107,250	*	—	—	15,250
Directors	2002	276,923	133,413	*	—	320,000	13,562

(1)	The principal position for each named executive officer is given as of September 30, 2004.

(2)	For each of our named executive officers, we report in this column for each fiscal year the bonus he or she was awarded based on our performance for that fiscal year.

(3)	A “*” in this column indicates that the aggregate amount of perquisites and other personal benefits provided to the officer for the fiscal year shown is less than the lesser of 10% of his or her total annual salary and bonus or $50,000. For Mr. Brophy, the amounts reflected in this column for the fiscal years ended September 30, 2004 and September 30, 2003 include bonuses paid in each of those years (in the amounts of $187,317 and $131,138, respectively) pursuant to a guarantee by CTI to compensate Mr. Brophy if the value of the restricted stock awarded to him in the fiscal year ended September 30, 2002 decreased in value from the grant date to the anniversary of the grant date. For Mr. Hook, the amounts reflected in this column for the fiscal years ended September 30, 2004 and September 30, 2003 include bonuses paid in each of those years (in the amounts of $154,023 and $67,207, respectively) pursuant to a guarantee by CTI to compensate Mr. Hook if the value of the restricted stock awarded to him in the fiscal year ended September 30, 2002 decreased in value from the grant date to the anniversary of the grant date. For both Mr. Brophy and Mr. Hook, the amounts reflected in this column also include the value of car and expense allowances and other perquisites and benefits we provide to named executive officers including Mr. Brophy and Mr. Hook.

(4)	We have made the following awards of restricted stock to our named executive officers:

				Value at
		Number of	Value at Date	September 30,
Name	Date of Grant	Shares (#)	of Grant ($)	2004 ($) (i)
Ms. Gilreath (ii)	1/5/2004	50,000	$841,500	$403,500

Mr. Brophy (iii)	8/6/2002	75,911	1,500,000	612,602

Mr. Sardano (iv)	9/9/2002	10,000	224,000	80,700

Mr. Hook (v)	7/22/2002	128,617	2,000,000	1,037,939

(i)	Based on $8.07 per share, the closing price of our common stock on September 30, 2004.

(ii)	The restricted stock award granted to Ms. Gilreath vests annually in 33% increments, starting October 1, 2004. “Value at Date of Grant” is based on $16.83 per share, the fair market value of our stock on the date of the grant to Ms. Gilreath.

(iii)	The restricted stock award granted to Mr. Brophy vests annually in 25% increments, starting August 18, 2003. “Value at Date of Grant” is based on $19.76 per share, the fair market value of our stock on the date of the grant to Mr. Brophy.

(iv)	The restricted stock award granted to Mr. Sardano vests annually in 25% increments, starting September 9, 2003, “Value at Date of Grant” is based on $22.40 per share, the fair market value of our stock on the date of the grant to Mr. Sardano.

(v)	The restricted stock award granted to Mr. Hook vests annually in 25% increments, starting on July 22, 2003. “Value at Date of Grant” is based on $15.55 per share, the fair market value of our stock on the date of the grant to Mr. Hook.

The following table summarizes the total value, as of September 30, 2004, of all restricted stock awards we have made and of the number of shares that have vested under those awards:

	All Restricted Stock Awards		All Vested Shares of Restricted Stock
		Aggregate Value		Aggregate Value
	Aggregate Number	at September 30,	Aggregate Number	at September 30,
	of Shares ($)	2004 ($) (x)	of Shares ($)	2004 ($) (x)
All awards to named executive officers	264,528	$2,134,741	107,263	$865,612

All awards to other employees	25,369	204,728	20,394	164,580

Total	289,987	2,339,469	127,657	1,030,192

(x)	Based on $8.07 per share, the closing price of our common stock on September 30, 2004.

Before vesting, the recipients of restricted stock awards have the right to vote as to all shares of restricted stock. We have not paid dividends on any shares of common stock in the past, and do not expect to do so in the future, but if we begin payment of dividends on common stock, then recipients of restricted stock awards will have the right to receive dividends on the unvested shares of restricted stock.

(5)	The amounts set forth in this column represent contributions to CTI’s 401(k) plan on behalf of Dr. Nutt, Mr. Brophy, Mr. Gill, Ms. Gilreath, Mr. Sardano, Mr. Hook, and Dr. Douglass. In addition:

(a)	For Mr. Brophy, the amount set forth for the fiscal year ended September 30, 2003 includes $128,894 paid to Mr. Brophy as a taxable fringe benefit to offset non-deductible moving expenses he incurred when he relocated to Knoxville to begin his employment with CTI.

(b)	For Mr. Gill, the amount set forth for the fiscal year ended September 30, 2002 includes the value of 21,440 shares of our common stock that were issued to him when he joined CTI. These shares were valued at $4.69 per share, which was the fair market value of our common stock on the date the shares were issued. The amount set forth for the fiscal year ended September 30, 2004 includes $47,921 paid to Mr. Gill as a taxable fringe benefit to offset non-deductible moving and temporary housing expenses he previously incurred at the time he relocated to Knoxville to begin his employment with CTI.

(c)	For Mr. Sardano, the amount set forth for the fiscal year ended September 30, 2003 includes $3,137 paid to offset certain non-deductible moving expenses he incurred when he relocated to Knoxville to begin his employment with CTI. The amount set forth for the fiscal year ended September 30, 2004 includes $564,314 paid to Mr. Sardano as taxable fringe benefits to offset non-deductible settlement charges and temporary housing expenses he incurred in connection with the sale of his residence at the time he relocated to Knoxville and to reimburse Mr. Sardano for certain losses he incurred at the time of the sale of his former residence.

(d)	For Mr. Hook, the amount set forth for the fiscal year ended September 30, 2004 includes $156,653 paid to Mr. Hook as taxable fringe benefits to offset non-deductible moving expenses and temporary housing expenses he incurred when he relocated to Knoxville to begin his employment with CTI.

(6)	Mr. Brophy began full employment with CTI in November 2002, and therefore the compensation shown for the fiscal year ended September 30, 2003 is for a partial year. However, the stock options and restricted stock awarded to Mr. Brophy when he commenced employment were approved by the Board of Directors in August 2002, and have been accounted for in the fiscal year ended September 30, 2002.

(7)	Mr. Gill began full employment with CTI in January 2002, and therefore the compensation shown for the fiscal year ended September 30, 2002 is for a partial year.

(8)	Mr. Sardano began full employment with CTI in September 2002, and therefore the compensation shown for the fiscal year ended September 30, 2002 is for a partial year.

(9)	Mr. Hook began full employment in July 2002, and therefore the compensation shown for the fiscal year ended September 30, 2002 is for a partial year. Mr. Hook resigned his employment effective as of September 1, 2004, and therefore the compensation shown for the fiscal year ended September 30, 2004 is for a partial year.

(10)	Until October 1, 2003, Dr. Douglass served as CTI’s President, Chief Executive Officer, and Chairman. The compensation shown for the fiscal year ended September 30, 2004 has been paid for Dr. Douglass’s service in the office of Chairman of the Board of Directors, which CTI does not consider to be an executive officer position. However, had Dr. Douglass served in an executive officer position, his compensation would have made him one of the four most highly compensated officers of CTI. The compensation shown for the fiscal year ended September 30, 2004 does not include amounts paid to Dr. Douglass for his service as a member of the Board of Directors; these amounts are discussed below under the heading “Compensation of Directors.”

Option Grants in Last Fiscal Year

     In the table below, we summarize selected information regarding stock options granted to the named executive officers during the fiscal year ended September 30, 2004:

Individual Grants						Potential Realizable Value at
	Number of		Percent of Total			Assumed Annual Rates of
	Securities		Options Granted	Exercise or		Stock Price Appreciation for
	Underlying		to Employees in	Base Price	Expiration	Options Term (2)
Name	Options Granted		Fiscal Year (1)	($/Sh) (1)	Date (1)	5% ($)	10%($)
Ronald Nutt, Ph.D.	36,008	(3)	2.34%	$15.05	11/25/2013	$340,811	$863,682
	100,000	(3)	6.49	8.02	9/28/2014	504,373	1,278,181

R. Gregory Brophy	200,000	(3)	12.97	$15.15	4/29/2014	1,905,551	4,829,040
	100,000	(3)	6.49	8.02	9/28/2014	504,373	1,278,181

David N. Gill	19,457	(3)	1.26	$15.05	11/25/2013	185,010	468,851

Cliffreda W. Gilreath	344,457	(3)	22.34	$15.05	11/25/2013	3,261,091	8,264,244
	100,000	(3)	6.49	8.02	9/28/2014	504,373	1,278,181

Joseph C. Sardano	50,000	(4)	3.24	$14.53	3/10/2014	456,892	1,157,894
	50,000	(3)	3.24	8.02	9/28/2014	252,187	639,091

Thomas J. Hook	20,576	(3)	1.33	$15.15	11/25/2013	194,749	493,532

Terry D. Douglass, Ph.D.	—		—	—	—	—	—

(1)	A total of 1,541,177 stock options were granted during the fiscal year ended September 30, 2004. Stock options are granted with an exercise price equal to the closing price of our common stock on the Nasdaq Stock Market on the date of grant and expire 10 years after the date of grant unless earlier terminated in connection with a termination of employment.

(2)	Assumes increases in the fair market value of the common stock of 5% and 10% per year from the exercise price over the terms of the options in compliance with the rules and regulations of the Securities and Exchange

Commission, and does not represent our estimate or projection of the future value of the common stock. The actual value realized may be greater or less than the potential realizable values presented in the table.

(3)	The indicated option grants vest annually at a rate of 25% on each anniversary of the date of grant, commencing on the first anniversary date.

(4)	The indicated option grant vests annually at the rate of 33.3% on each anniversary of the date of grant, commencing on the first anniversary date.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     In the table below, we summarize selected information regarding stock options exercised by the named executive officers during the fiscal year ended September 30, 2004 and the value of unexercised stock options as of September 30, 2004:

	Shares		Number of Securities Underlying				Value of Unexercised In-The-
	Acquired	Value	Unexercised Options at Fiscal Year				Money Options at Fiscal Year End
	on Exercise	Realized ($)	End (#)				($) (2)
Name	(#)	(1)	Exercisable		Unexercisable		Exercisable		Unexercisable

Ronald Nutt, Ph.D.	26,880	$347,021	96,192		136,008		$406,094		$5,000

R. Gregory Brophy	—	—	162,045		462,044		0		5,000

David N. Gill	—	—	128,000		147,547		410,560		410,560

Cliffreda W. Gilreath	—	—	42,118		444,547		159,996		5,000

Joseph C. Sardano	—	—	110,000		115,000		0		2,500

Thomas J. Hook	—	—	0	(3)	0	(3)	0	(3)	0	(3)

Terry D. Douglass, Ph.D.	32,000	449,920	98,246		—		407,834		—

(1)	Amount based on the difference between the fair market value of our common stock on the date of exercise and the exercise price of the option.

(2)	Amount based on the difference between $8.07, the closing price of our common stock on September 30, 2004, and the exercise price of the option.

(3)	Mr. Hook forfeited all outstanding options upon termination of his employment, effective September 1, 2004.

Compensation of Directors

     Prior to December 2003, CTI’s director compensation policy entitled directors who neither were employed by CTI nor had a contractual right to a seat on the board to the following compensation:

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

     In December 2003, we revised our director compensation policy. Under the revised policy, directors who neither are employed by CTI nor have a contractual right to a seat on the board would receive the following compensation:

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

     In May 2004, we again revised our director compensation policy. Under the newly revised policy, which remained in force as of September 30, 2004, directors who neither are employed by CTI nor have a contractual right to a seat on the board would receive, instead of an annual grant of options, an annual grant of 5,000 deferred stock units (DSUs). We made this change because we believe that DSUs more closely align the interests of our directors with the interests of our stockholders than do stock options.

     We also compensate certain of our directors for service on the boards of directors of certain of our subsidiaries. Mr. McInnes serves on the board of directors of CPS, and receives a director’s fee of $3,000 for each meeting attended. Mr. Doumani serves on the boards of directors of our Mirada Solutions Limited (Mirada) and CTI Molecular Imaging-UK Limited (CTI-UK) subsidiaries, whose boards of directors meet jointly; for his service, Mr. Doumani receives a director’s fee of $3,000 for each joint meeting attended.

     Beginning in June 2004, we began separately compensating directors of our Molecular Technologies, Inc. (MTI) subsidiary, given the significant time commitment required of these directors in connection with the research and development activities of this subsidiary. Directors of MTI who are not employees of CTI, including Mr. Doumani and Drs. Heath, Hood, and Phelps, receive the following compensation:

•	an annual cash retainer of $55,000;

•	an annual cash retainer of $5,000 for service as chair of a committee of the MTI board of directors;

•	an initial grant of DSUs valued at $125,000 (based on the fair market value of our common stock on the date of grant) upon election to the MTI board of directors; and

•	an annual grant of 5,000 DSUs.

     We also reimburse our directors for reasonable expenses in connection with attending meetings of the Board of Directors, committees of the Board of Directors, and boards of directors of certain subsidiaries, including CPS, Mirada and CTI-UK, and MTI.

     Stock options granted to directors in the past have been fully vested upon grant and generally expire 10 years after grant. We expect that stock options granted to directors in the future generally will have similar terms. DSUs granted to directors in the past, including directors serving on the MTI board of directors, have vested over a 12-month period commencing on the date of grant and entitle the recipient to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless the recipient elects to defer receipt of the stock until the termination of his or her service on our Board of Directors or the MTI board of directors, as the case may be. We expect that DSUs granted to directors in the future generally will have similar terms.

Employment and Change in Control Agreements

     We have entered into employment letters with Mr. Brophy and Mr. Gill. Base compensation under the employment letters for each of these executives is subject to adjustment by the Board of Directors on an annual basis. In addition, Mr. Brophy and Mr. Gill are entitled to receive incentive compensation based upon our achievement of certain operating and financial goals, with an annual target bonus range of 50% to 150% of their then-current base salary. We can terminate Mr. Brophy’s and Mr. Gill’s employment at any time and for any reason. If we terminate the employment of Mr. Brophy or Mr. Gill without cause, the employment letters obligate us to pay them their base compensation for a period of twelve months following termination. In addition, upon termination without cause, a portion of Mr. Brophy’s and Mr. Gill’s options will vest, with the amount of the vesting depending on the timing of the termination. Mr. Brophy’s and Mr. Gill’s options will become fully vested upon a change of control of CTI.

     We have entered into an Employment Agreement with Mr. Sardano pursuant to which we employ him as our Senior Vice President of Sales and Marketing. This Employment Agreement has a three-year term ending on April 27, 2007, and provides for automatic renewal for additional terms of one year each unless either we or Mr. Sardano elects not to renew the agreement. Base compensation under this Employment Agreement is not less than $225,000, subject to annual adjustment. In addition, Mr. Sardano is entitled to receive incentive compensation based upon our achievement of certain operating and financial goals determined annually. We can terminate Mr. Sardano’s employment at any time and for any reason, and Mr. Sardano may resign at any time and for any reason. If we terminate Mr. Sardano without cause, or if Mr. Sardano resigns for “good reason” (as defined in the Employment Agreement), then we must pay Mr. Sardano a lump-sum amount equal to his base salary and incentive pay for the remaining term of the Employment Agreement, but not less than 24 months’ salary and incentive pay. The Employment Agreement provides for certain restrictions on Mr. Sardano’s employment with competing businesses that will apply for a period of 12 months after his resignation or termination (regardless of the reason).

     We also have entered into Change in Control Agreements with Dr. Nutt, Dr. Douglass, Mr. Brophy, Mr. Gill, Ms. Gilreath, and Mr. Andreaco. Each Change in Control Agreement is designed to be a “springing” employment agreement that becomes effective only upon a “change of control” (as defined in the agreements) that occurs during the term of the Change in Control Agreements, which is three years with automatic one-year extensions. Upon a change of control, the parties to these Change in Control Agreements begin a two-year employment period, during which each of them will be entitled to his or her pre-change of control position, authority, duties, office location, salary, bonus and benefits. If one of our officers who is a party to a Change in Control Agreement is terminated without cause or resigns for “good reason” (as defined in the agreements) during this two-year period, he or she will receive certain severance benefits. The severance benefit for Dr. Nutt and Dr. Douglass includes an amount equal to three times his salary and target bonus for the year of termination. Dr. Nutt’s current annual base salary is $350,000, and Dr. Douglass’s current annual base salary is $200,000. The severance benefit for Mr. Brophy, Mr. Gill, Ms. Gilreath, and Mr. Andreaco includes an amount equal to two times his or her salary and target bonus for the year of termination. The current annual base salaries for Mr. Gill, Mr. Brophy, Ms. Gilreath, and Mr. Andreaco are $285,000, $285,000, $285,000, and $210,000, respectively. In addition, the officer will continue to receive health and welfare insurance coverage for a period of one to three years and his or her outstanding options and other equity awards will become fully vested. If the officer resigns other than for good reason between one and two years after the change in control, he or she will receive pro rata severance benefits and insurance coverage based on the number of months then remaining in the original 24-month employment period, but his or her resignation will not result in acceleration of vesting of his or her equity awards.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended September 30, 2004, Messrs. Doumani and McInnes served as members of the Compensation Committee of the Board of Directors. Mr. Doumani serves as the chairman of the Compensation Committee. Neither any member of the Board of Directors nor any of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

     In the table on the following page, we show the amount of common stock of the Company beneficially owned as of January 21, 2005 by each of the following:

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

	Amount and Nature		Percentage
	of Beneficial		of Shares
Name and Address (1)	Ownership (2)		Outstanding (3)

Terry D. Douglass, Ph.D.	6,829,938	(4)	14.1%

Ronald Nutt, Ph.D.	2,746,666	(5)	5.7

R. Gregory Brophy	318,978	(6)	*

David N. Gill	314,486	(7)	*

Cliffreda W. Gilreath	215,085	(8)	*

Joseph C. Sardano	143,036	(9)	*

Mark S. Andreaco	38,453	(10)	*

Wolf-Ekkehard Blanz, Ph.D.	0	(11)	—

Roy Doumani	33,586	(12)	*

James R. Heath, Ph.D.	33,586	(13)	*

Leroy E. Hood, M.D., Ph.D.	40,172	(14)	*

Hamilton Jordan	99,096	(15)	*

William W. McInnes	31,450	(16)	*

Michael E. Phelps, Ph.D.	2,576,818	(17)	5.3

Columbia Wanger Asset Management, L.P.	2,458,500	(18)	5.1

Capital Group International, Inc.	4,729,200	(19)	8.9

Massachusetts Financial Services Company	3,250,910	(20)	6.7

All directors and executive officers as a group (14 persons)	13,248,777	(21)	27.9

*	Represents less than one percent of the outstanding shares of our common stock.

(1)	If no address is given, the named individual is an executive officer or director of CTI Molecular Imaging, Inc., whose business address is 810 Innovation Drive, Knoxville, TN 37932-2571.

(2)	Shares of common stock that a person has the right to acquire within 60 days of January 21, 2004 are deemed outstanding for computing the percentage ownership of the person having the right to acquire such shares, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by a note, each stockholder listed in the table has sole voting and investment power as to the shares held by that person.

(3)	As of January 19, 2005, there were 44,792,733 shares of common stock issued and outstanding and entitled to vote.

(4)	Dr. Douglass’s beneficial ownership includes 932,010 shares of common stock held by the Douglass Revocable Charitable Trust, 4,950,000 shares held by Vision Investments, LLC, 59,846 shares subject to options exercisable within 60 days, and 5,000 shares subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on our Board of Directors. Dr. Douglass is the managing member of Vision Investments, LLC, and in this capacity he has the authority to vote and dispose of the shares held by Vision Investments, LLC.

(5)	Dr. Nutt’s beneficial ownership includes 1,160,000 shares held by RN Investments, LLC, and 9,002 shares subject to options exercisable within 60 days. Dr. Nutt is the managing member of RN Investments, LLC, and in this capacity he has the authority to vote and dispose of the shares held by RN Investments, LLC.

(6)	Mr. Brophy’s beneficial ownership includes 37,956 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan that have not vested and 243,067 shares of common stock subject to options which are exercisable within 60 days.

(7)	Mr. Gill’s beneficial ownership includes 3,200 shares of common stock held by his daughter, 3,200 shares held by his son, 30,000 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan and 215,086 shares subject to options exercisable within 60 days.

(8)	Ms. Gilreath’s beneficial ownership includes 33,334 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan that have not vested and 146,268 shares of common stock subject to options which are exercisable within 60 days.

(9)	Mr. Sardano’s beneficial ownership includes 5,000 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan that have not vested and 131,667 shares of common stock subject to options which are exercisable within 60 days.

(10)	Mr. Andreaco’s beneficial ownership includes 38,307 shares of common stock subject to options which are exercisable within 60 days.

(11)	Dr. Blanz is the Vice President of Product Lifecycle Management for the Oncology Care Systems Group of Siemens Medical Solutions USA, Inc., which owns 894,906 shares of our common stock. Dr. Blanz disclaims beneficial ownership of the shares held by Siemens Medical Solutions USA, Inc. Dr. Blanz’s business address is 4040 Nelson Avenue, Concord, CA 94520.

(12)	Mr. Doumani’s beneficial ownership consists of 24,727 shares of common stock subject to options exercisable within 60 days and 8,859 shares of common stock subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on the MTI board of directors.

(13)	Dr. Heath’s beneficial ownership consists of 24,727 shares of common stock subject to options exercisable within 60 days and 8,859 shares of common stock subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on the MTI board of directors.

(14)	Dr. Hood’s beneficial ownership consists of 26,313 shares of common stock subject to options exercisable within 60 days, 5,000 shares subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on our Board of Directors, and 8,859 shares of common stock subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on the MTI board of directors.

(15)	Mr. Jordan’s beneficial ownership includes 27,096 shares of common stock subject to options exercisable within 60 days and 72,000 shares subject to warrants held by Jordan & Davis Partners, LLC exercisable within 60 days. Mr. Jordan is a member of Jordan & Davis Partners, LLC, and disclaims beneficial ownership in the shares held by that entity except to the extent of his pecuniary interest.

(16)	Mr. McInnes’s beneficial ownership consists of 26,450 shares of common stock subject to options exercisable within 60 days and 5,000 shares of common stock subject to shares subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on our Board of Directors.

(17)	Dr. Phelps’s beneficial ownership includes 64,875 shares of common stock held by his wife, 95,125 shares held by the Grantor Retained Annuity Trust for Michael Phelps, 95,125 shares held by the Grantor Retained Annuity Trust for Patricia Phelps, 298,780 shares subject to options exercisable within 60 days, 5,000 shares subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on our Board of Directors, and 8,859 shares of common stock subject to DSUs entitling him to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he elects to defer receipt of the stock until the termination of his service on the MTI board of directors.

(18)	Beneficial ownership of Columbia Wanger Asset Management, L.P. (WAM) includes shares attributable to WAM and shares attributable to WAM Acquisition GP, Inc., the general partner of WAM (WAM GP). The business address of WAM and WAM GP is 227 West Monroe Street, Suite 3000, Chicago, IL 60606. This information is contained in a Schedule 13G filed by WAM and WAM GP with the SEC on February 10, 2004. We have no reason to believe that the information contained in the Schedule 13G was inaccurate when filed.

(19)	Beneficial ownership of Capital Group International, Inc. (CGII) includes 4,185,700 shares attributable to Capital Guardian Trust Company (CGTC), a wholly owned subsidiary of CGII. The business address of CGII and CGTC is 11100 Santa Monica Blvd., Los Angeles, CA 90025. This information is contained in a Schedule 13G filed by CGII and CGTC with the SEC on February 13, 2004. We have no reason to believe that the information contained in the Schedule 13G was inaccurate when filed.

(20)	The business address of Massachusetts Financial Services Company (MFS) is 500 Boylston Street, Boston, MA 02116. This information is contained in a Schedule 13G filed by MFS with the SEC on February 12, 2004. We have no reason to believe that the information contained in the Schedule 13G was inaccurate when filed.

(21)	Beneficial ownership for all directors and officers includes 106,290 shares issued as restricted stock pursuant to our 2002 Long-Term Incentive Plan that have not vested, 1,271,336 shares of common stock subject to options which are exercisable within 60 days, 20,000 shares subject to DSUs entitling the holder to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he or she elects to defer receipt of the stock until the termination of his or her service on our Board of Directors, 35,436 shares of common stock subject to DSUs entitling the holder to receive a number of shares of our common stock on the fifth anniversary of the date of grant unless he or she elects to defer receipt of the stock until the termination of his or service on the MTI board of directors, and 72,000 shares of common stock issuable upon exercise of warrants which are exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans

     In the table below, we summarize certain information regarding shares available as of September 30, 2004 for issuance under our equity compensation plans:

(c)
Number of securities
	(a)	(b)	remaining for future
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	3,780,256	$10.34	1,696,469 (1)

Equity compensation plans not approved by security holders.	418,362 (2)	$ 5.31	—

Total	4,198,618	$ 9.18	1,696,469

(1)	Includes up to 212,485 shares that may be granted as awards of restricted stock, performance shares or unrestricted stock under the 2002 Long-Term Incentive Plan.

(2)	Includes warrants to acquire 76,000 shares issued in connection with the execution of a consulting agreement and 342,362 options issued outside of our 1998 Amended and Restated Incentive Stock Option Plan to certain non-employee advisors and consultants. See “Stock Options, Warrants and Restricted Stock” in note 9 of the notes to our consolidated financial statements, which can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as originally filed with the SEC on December 14, 2004.

Item 13. Certain Relationships and Related Transactions.

Corridor Park Limited Partnership II

     Since September 2000, we have entered into a series of lease agreements with Corridor Park Limited Partnership II for office space located at 830 Corridor Park Boulevard in Knoxville, Tennessee. Certain of our officers, directors and principal stockholders, including Terry Douglass and Ronald Nutt, are partners of Corridor Park Limited Partnership II. As of the date of this amendment on Form 10-K/A, we are a party to two leases with

Corridor Park Limited Partnership II under which we lease approximately 29,725 square feet of office space. We have renewed both leases for a term ending July 14, 2006. Rent under both leases is $9.00 per square foot, plus a pro rata share of maintenance, taxes, insurance and other expenses. We also pay as additional rent the unamortized cost of certain build-out construction that was completed at our request. Currently, we use this property for administrative offices and manufacturing space related principally to the operations of our wholly owned subsidiary CTI Concorde Microsystems, LLC (Concorde).

CMS Partners, Inc. (formerly known as Concorde Microsystems, Inc.)

     Pursuant to an Asset Purchase Agreement dated as of June 17, 2004, we purchased substantially all of the business and assets and certain liabilities of Concorde Microsystems, Inc. (CMSI), including the name “Concorde”, and organized Concorde to operate the acquired business, assets, and liabilities. Ronald Nutt’s son, Robert E. Nutt, the President of CMSI, and Ronald Nutt’s daughter in the aggregate owned more than ten percent of CMSI’s capital stock. The aggregate purchase price was $41,899,000 including $20,500,000 of cash and 1,480,465 shares of common stock valued at $21,399,000 based on the average closing price two days before and two days after the announcement of the acquisition. The purchase price allocation is subject to refinement as additional transaction related costs may be incurred. Under the Asset Purchase Agreement, we may be required to make additional payments if Concorde’s gross margin exceeds defined goals for 2005 and 2006. Following the acquisition, CMS changed its name to “CMS Partners, Inc.”

     In addition to the acquisition agreement, we have entered into a number of agreements with CMSI. In October 1999, CTI and CPS entered into a MicroPET Agreement with CMSI pursuant to which CPS granted CMSI a license to the rights of CPS under the 1994 Collaboration Agreement with UCLA to data and other results of research performed by UCLA related to PET and nuclear medicine, including research related to high resolution (less than 2mm) PET for animals. In the MicroPET Agreement, CPS granted CMSI a non-exclusive royalty-free license for the sole purpose of production by CMSI of products for use in the high resolution animal PET market. All technology developed by CMSI useful in the design, development or production of PET scanners for humans belongs to CPS. All technology developed by CMSI that is useful in the development of PET scanners for animal applications belongs to CMSI. For a period of five years, CPS agreed to sell to CMSI, equipment and components needed to develop animal scanners and CMSI agreed to sell MicroPET scanners and related equipment for resale by CPS. CMSI purchases equipment and component parts to develop PET scanners for animals from CPS at approximately the same price at which CPS sells such equipment and components to its third-party distributors for use as spare and replacement parts. CMSI also acquires LSO from the Company at substantially the same price at which the Company sells LSO to CPS. The MicroPET Agreement has a five-year term, but CPS has retained the right to begin developing PET scanners for animals upon 180 days’ notice to CMSI. As part of the acquisition, Concorde acquired CMSI’s rights and obligations under the MicroPET Agreement.

     As part of the transactions contemplated by the MicroPET Agreement, CPS entered into a Patent and Technology Sublicense Agreement. Pursuant to this Sublicense, CPS granted CMSI a non-exclusive, royalty-free right to use the materials and methods covered by the LSO patents in the field of detector systems for high resolution animal PET scanners. The Patent and Technology Sublicense Agreement expires on the date that the Company’s license to use the LSO technology expires.

     Effective October 1, 1999, CPS and CMSI entered into a Development and Exclusive Supply Agreement pursuant to which CPS engaged CMSI to develop, manufacture and supply application specific integrated circuits (commonly referred to as ASICs) used in the PET scanners manufactured by CPS. CPS agreed to pay CMSI for its development costs, production set-up costs and design maintenance procedures incurred in connection with the development and production of these ASICs. CPS agreed that upon the successful development of the circuits, CMSI would be the exclusive supplier of the circuits. CPS also agreed to acquire at least $50,000 worth of circuits from CMSI each year during the term of the agreement. All technology developed by CMSI in the performance of the agreement belongs to CPS. CMSI agreed not to engage in or own an interest in a business competitive with CPS or to design circuits for any competitor of CPS for a period of five years after the new circuits are developed. The agreement had a five-year term. In connection with the ASIC Agreement and prior to our acquisition of the business and assets of CMSI, CPS paid CMSI $269,000 for the year ended September 30, 2004. Following our acquisition of the business and assets of CMSI, CMSI retained all of its rights and obligations under the ASIC Agreement.

     In September 2002, we entered into an agreement with CMSI under which our CTI Solutions division was granted an exclusive, royalty-free license to distribute CMSI products throughout the continental United States and Canada. We were responsible for sales, marketing and education activities while CMSI was responsible for all product warranty, installation, training, service and technical support. During the year ended September 30, 2004 prior to our acquisition of the business and assets of CMSI, our total sales and cost of sales of CMSI products under this distribution agreement were $4,398,000 and $4,021,000, respectively. In connection with the acquisition of the business and assets of CMSI, this distribution agreement was terminated.

     On September 5, 2002 we entered into an LSO Supply Agreement with CMSI pursuant to which we agreed to provide CMSI with LSO. This agreement expires upon the termination of our license with Schlumberger to use the LSO technology. In this agreement, the Company agreed not to sell LSO to another third party engaged in the development or manufacture of PET scanners for use in animal applications. During the year ended September 30, 2004 and prior to the acquisition of the business and assets of CMSI, our LSO sales to CMSI were $1,371,000.

UCLA Relationship

     One of our directors, Dr. Michael E. Phelps, is the chair of UCLA’s Department of Molecular and Medical Pharmacology. In February 1994 we entered into a collaboration agreement with UCLA for the development of new technologies for the PET and radiopharmaceutical equipment markets. In this agreement, UCLA agreed to provide its facilities and research personnel to assist in the development process. We agreed to provide UCLA PET and radiopharmaceutical equipment at a price equal to our production cost, with the objective being that UCLA would have the state-of-the-art PET equipment for use in the collaboration program. We have a first right to obtain a license from UCLA for inventions developed solely by UCLA relating to PET and radiopharmaceuticals technology, provided UCLA has no existing licensing obligations to a third party sponsor of research. We also have a right to license UCLA’s undivided interest in any jointly developed inventions. The royalties for any license are subject to the terms of a mutual agreement between us and UCLA. The 1994 collaboration agreement had an initial five-year term with the right of the parties to extend the agreement for additional two year terms. The agreement was extended until January 2003.

     In 2000, we entered into a second collaboration agreement with UCLA to further enhance our development efforts relating to radiopharmaceuticals. Through this collaboration agreement, we created the LA Tech Center. In the collaboration agreement, UCLA’s Department of Molecular and Medical Pharmacology agreed to conduct research activities and specialized research services. We pay for all cost incurred in connection with the prosecution of patent applications and maintenance of issued patents directed to selected research results under this agreement. We agreed to provide personnel at no cost to work in the LA Tech Center. We also agreed to provide UCLA with PET and radiopharmaceutical equipment and radiopharmaceutical probes at a price equal to our production cost. In consideration for the research services, we agreed to pay UCLA a monthly research fee, specific research fees and an incentive fee. The incentive fee is based on net revenues that we receive from the sale of products produced at the LA Tech Center. We also pays UCLA royalties for technology we license from UCLA. The collaboration agreement entered into during 2000 has a five-year term. UCLA has granted us the first option to negotiate for an exclusive a license to any UCLA inventions and jointly developed inventions under this agreement for the purpose of commercial development.

     In January 2003, we entered into a third collaboration agreement with UCLA, which substantially superseded the 1994 collaboration agreement. Under the new collaboration agreement, we and UCLA have agreed to focus our research efforts on the improvement of hardware and software for PET and PET/CT medical imaging; we and UCLA cooperate from time to time to focus this development effort. We have agreed to provide UCLA with PET and nuclear medicine equipment at a price equal to our production cost, with the objective being that UCLA will continue to have the state-of-the-art PET equipment for use in the collaboration program. We have a right of first refusal to negotiate for an exclusive license to inventions developed solely by UCLA, and to UCLA’s rights in any inventions jointly developed by UCLA and us, relating to PET and nuclear medicine technology. The royalties for any license are subject to the terms of future agreement by us and UCLA.

Other Relationships

     We employ Patrick Phelps, Dr. Phelps’s son, as a Product Manager in our sales force for the sale of microPET® scanners manufactured by Concorde. During the fiscal year ended September 30, 2004, Patrick Phelps’s total compensation was in excess of $60,000. We believe this level of compensation is substantially similar to other of our employees fulfilling similar functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements.

No financial statements are filed as part of this amendment on Form 10-K/A. The consolidated financial statements of the Company and the report of PricewaterhouseCoopers LLP were filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as originally filed with the SEC on December 14, 2004. No change to the Company’s financial statements or to the report of PricewaterhouseCoopers LLP is made by this amendment.

(2)	Financial Statement Schedule.

No financial statements are filed as part of this amendment on Form 10-K/A. Schedule II. Valuation and Qualifying Accounts — Years Ended September 30, 2004, 2002 and 2001 was filed with the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, as originally filed with the SEC on December 14, 2004. No change to the financial statement schedule is made by this amendment.

(3)	Exhibits.

The exhibits filed as part of this amendment on Form 10-K/A are listed on the attached Exhibit Index, which begins on page A-21 of this amendment.

(b)	Reports on Form 8-K.

We filed with or furnished to the SEC the following two Current Reports on Form 8-K during the quarter ended September 30, 2004:

1.	On July 9, 2004 we furnished to the SEC a Current Report on Form 8-K dated July 9, 2004 to report under Items 9 and 12 our issuance of a press release announcing an update to its financial guidance for the quarter ended June 30, 2004.

2.	On August 5, 2004 we furnished to the SEC a Current Report on Form 8-K dated August 5, 2004 to report under Items 9 and 12 our issuance of a press release announcing revisions our financial results for the third fiscal quarter ended June 30, 2004.

(c)	Exhibits.

See Item 15(a)(3) above.

(d)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of January, 2004.

CTI MOLECULAR IMAGING, INC.
By:	/s/ David N. Gill

David N. Gill Corporate Vice President & Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
10.1*	Change in Control Agreement dated as of October 12, 2004 between CTI Molecular Imaging, Inc. and Mark S. Andreaco.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1**	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed with this Annual Report Amendment on Form 10-K/A.

**	Filed with this Annual Report Amendment. In accordance with SEC Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed to incorporated by reference into any filing under the Securities Act of 1933, as amended.