Form 10-K/A
period 2004-09-30
CTI MOLECULAR IMAGING INC
filed 2005-01-31
CIK 1129552

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

2.	To amend the Exhibit Index in Item 15 in Part IV of the Annual Report on Form 10-K to reflect the inclusion of updated certifications of certain executive officers and an updated consent letter from PricewaterhouseCoopers LLP (PwC) and to file as exhibits additional material contracts entered into since September 30, 2004; and

3.	To include and attach as an exhibit Exhibit 10.1 hereto, which was inadvertently omitted from the prior filing of an amendment on Form 10-K/A originally filed with the SEC on January 28, 2005. (In all other respects, the information contained in the amendment on Form 10-K/A as originally filed with the SEC on January 28, 2005 remains unchanged.)

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