Form 10-Q
period 2004-12-31
CTI MOLECULAR IMAGING INC
filed 2005-02-09
CIK 1129552

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 1, 2005, the registrant had outstanding 47,160,278 shares of common stock, par value $0.01.

CTI Molecular Imaging, Inc.
Quarterly Report on Form 10-Q

Page
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS	3
PART I
Financial Information
Item 1. Condensed Consolidated Financial Statements (unaudited):
Condensed Consolidated Balance Sheets at December 31, 2004 and September 30, 2004	4
Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2004 and 2003	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	49
Item 4. Controls and Procedures	50
PART II
Other Information
Item 1. Legal Proceedings	51
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. Submission of Matters to a Vote of Security Holders	52
Item 5. Other Information	52
Item 6. Exhibits	52
SIGNATURE	53
CERTIFICATIONS	54
EXHIBIT INDEX	56
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after December 31, 2004;

•	our critical accounting policies;

•	the timing of the exercisability of the Siemens option to purchase an additional ownership interest in CTI PET Systems, Inc. (CPS) and the effect of the Siemens option, or its exercise, on our business;

•	our expectations regarding the size and growth of the market for our products and services and the market acceptance of CTI’s products and services;

•	our business strategies and our ability to grow our business;

•	competition, pricing, the seasonality of capital equipment sales, the timing of orders from and shipments to distribution partners and customers, and the availability of financing services for customers;

•	our ability to enhance existing, or develop new, products and services and the impact of any such enhancements or developments;

•	the development and timing of new applications for PET and the impact of any such new applications;

•	the implementation or interpretation of current or future regulations and legislation;

•	the number and scope of procedures involving our products and services for which third-party reimbursement is available and the reimbursement levels of third-party payors;

•	our ability to maintain contracts and relationships with key suppliers, customers, distributors or research and development collaboration partners;

•	our ability to maintain our existing, or to develop additional, valuable intellectual property rights; and

•	our future sources of and needs for liquidity and capital resources.

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

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004
(In thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,853	$36,381
Accounts receivable — trade, less allowance for doubtful accounts of $5,767 at December 31, 2004 and $4,951 at September 30, 2004	63,815	65,946
Accounts receivable — related party, less allowance for doubtful accounts of $239 at December 31, 2004 and September 30, 2004	56,077	34,231
Inventories (Note 3)	85,253	92,219
Deferred tax asset	13,839	13,474
Prepaid expenses and other current assets	7,674	8,345

Total current assets	251,511	250,596

Property and equipment, net (Note 4)	137,211	133,074
Goodwill	48,096	46,629
Other assets	35,975	34,915

Total assets	$472,793	$465,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash management clearing	$6,911	$4,945
Accounts payable	19,635	26,700
Accounts payable — related party	3,667	1,367
Current maturities of long-term debt and capital lease obligations (Note 6)	4,003	4,289
Accrued payroll and benefits	10,861	13,095
Customer advances — trade	9,399	8,517
Customer advances — related party	1,685	1,284
Accrued warranty expense	6,378	6,148
Income taxes payable	770	4,472
Other accrued expenses	3,294	2,816

Total current liabilities	66,603	73,633

Deferred revenues	5,381	4,447
Deferred tax liability	4,815	5,013
Long-term debt and capital lease obligations, less current maturities (Note 6)	12,322	12,856

Total liabilities	89,121	95,949

Commitments and contingencies (Note 5)
Minority interest	67,638	62,213

Shareholders’ equity:
Preferred stock, Series C, $.01 par value, 50,000 shares authorized, no shares issued or outstanding at December 31, 2004 and September 30, 2004 (Note 11)	—	—
Common stock, $ .01 par value; 500,000,000 shares authorized, 48,918,173 shares issued and 47,086,208 shares outstanding at December 31, 2004; 48,455,820 shares issued and 46,623,855 shares outstanding at September 30, 2004	489	484
Additional paid-in capital	273,660	270,821
Retained earnings	43,787	39,827
Unearned compensation	(2,607)	(3,465)
Other comprehensive income — currency translation adjustment	1,668	348
Treasury stock, at cost, 1,831,965 shares	(963)	(963)

Total shareholders’ equity	316,034	307,052

Total liabilities and shareholders’ equity	$472,793	$465,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2004	2003
(In thousands, except share and per share data)	(unaudited)
Revenues (1)	$111,467	$74,107
Cost of revenues (2) (3)	69,702	43,735

Gross margin	41,765	30,372

Operating expenses:
Selling, general and administrative expenses (3)	16,850	15,260
Research and development expenses (3)	9,261	10,190
Stock-based compensation expense	1,471	511

Total operating expenses	27,582	25,961

Income from operations	14,183	4,411

Interest expense, net	223	485
Other income	(15)	(595)

Income before income taxes and minority interest	13,975	4,521

Provision (benefit) for income taxes:
Current	5,816	2,880
Deferred	(544)	(1,181)

	5,272	1,699

Income before minority interest	8,703	2,822
Amount applicable to minority interest, net of taxes	4,743	2,105

Net income	$3,960	$717

Earnings per share (Note 2):
Basic	$0.09	$0.02
Diluted	$0.08	$0.02

Weighted average shares:
Basic	45,229,213	44,331,007
Diluted	48,060,300	46,321,070

(1) Includes revenues from related parties	$65,411	$33,471
(2) Includes cost of revenues to related parties	$41,386	$22,479
(3) Excludes stock-based compensation expense as follows:
Cost of revenues	$34	$56
Selling, general and administrative expenses	1,394	348
Research and development expenses	43	107

	$1,471	$511

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTI MOLECULAR IMAGING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2004	2003
(In thousands, except share and per share data)	(unaudited)
Cash flows (used in) provided by operating activities:
Net income	$3,960	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in income of subsidiaries	4,743	2,105
Depreciation and amortization	5,567	3,984
Deferred tax benefit	(544)	(1,181)
Provision for bad debts	550	190
Equity in income of equity investees	(122)	(78)
Stock-based compensation expense	1,471	511
Gain on disposal of machinery and equipment	123	33
Tax benefit realized from exercises of employee stock options	369	320
Changes in operating assets and liabilities:
Accounts receivable	(19,824)	30,130
Inventories	8,739	(20,713)
Prepaid expenses and other current assets	677	459
Accounts payable	(4,917)	(1,766)
Accrued payroll and benefits	(2,234)	(5,045)
Customer advances	309	2,204
Accrued warranty expense	230	(210)
Income taxes payable	(3,832)	(4,139)
Other accrued expenses	439	(1,825)

Net cash (used in) provided by operating activities	(4,296)	5,696

Cash flows used in investing activities:
Additions to property and equipment	(8,649)	(10,055)
Proceeds from the sale of other assets	59	4,781
Acquistion of businesses, net of cash acquired	(3,431)	—
Increase (decrease) in other non-current assets and liabilities	664	(84)

Net cash used in investing activities	(11,357)	(5,358)

Cash flows provided by (used in) financing activities:
Increase (decrease) in cash management clearing	1,966	(5,751)
Proceeds from exercise of stock options	1,255	314
Proceeds from issuance of common stock	607	808
Principal payments on long-term debt and capital lease obligations	(820)	(947)
Draws on line of credit	3,013	7,785
Payments under line of credit	(3,013)	(7,785)

Net cash provided by (used in) financing activities	3,008	(5,576)

Effect of foreign currency exchange rates on cash and cash equivalents	1,117	(311)

Net decrease in cash and cash equivalents	(11,528)	(5,549)
Cash and cash equivalents, beginning of year	36,381	49,978

Cash and cash equivalents, end of period	$24,853	$44,429

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

     The Company’s products and services can be broadly classified into two principal businesses: Clinical Scanner Business and Molecular Biomarker Technologies. Effective October 1, 2004, the Company reorganized its management reporting structure along these lines of business. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has reevaluated its segment reporting requirements. Management has determined that the Company now has six reporting segments. Primarily, the reporting segment changes resulted in the various product lines of the previously reported CTI Solutions segment being separated into their respective operating segments for determination as to which operating segments met the criteria as reporting segments. As a result, the CTI Solutions reporting segment has been discontinued and disaggregated into the following new reporting segments: Service and Distribution, PETNET, Molecular Technologies, Inc. (MTI), and Molecular Imaging Products.

     CPS manages the development, production and distribution of a full line of Positron Emission Tomography (PET) scanners. Detector Materials develops and manufactures detector materials used in PET scanners. Service and Distribution includes CTI’s division that manufactures and sells calibration sources; CTI’s domestic scanner service division; CTI’s division that provides sales and marketing services to Siemens; and CTI’s division that distributes and installs our remaining backlog of direct distribution orders for PET scanners manufactured by CPS. PETNET develops, produces and distributes radiopharmaceuticals. MTI manages the research and development of new biomarker products. Molecular Imaging Products includes the production, direct sale and service of cyclotron systems, microPET® and microCAT® animal scanners, and Mirada image analysis tools.

2. Summary of Significant Accounting Policies

     Interim Financial Statements — The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2004. Information in the accompanying condensed consolidated financial statements and notes to the financial statements for the three month periods ended December 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented have been included. Operating results for the three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005 or any future period.

     Principles of Consolidation — All significant intercompany balances and transactions have been eliminated. The Company periodically enters into arrangements in which it holds a majority of the equity ownership. In some instances, the Company also has influence over a majority of the board of directors or managers. The Company determines accounting for these investments in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities (FIN 46(R)), SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries (SFAS 94), and Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (APB 18) and, where appropriate, evaluates its and the minority shareholders’ participating rights in accordance with Emerging Issue Task Force (EITF) Issue 96-16,

Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights (EITF 96-16) to determine whether consolidation or equity method accounting is appropriate in each case.

     The Company evaluated FIN 46(R)’s effects on its investments during the second quarter of fiscal year 2004. In conjunction with this evaluation, the Company identified one of its consolidated investments as a variable interest entity as defined by FIN 46(R). However, the evaluation of FIN 46(R) did not have a significant impact on the Company’s consolidated financial statements since the Company has the majority voting interest and is also identified as the primary beneficiary of the variable interest entity and therefore is not required to make changes to the entities included in the consolidated financial statements for this reporting period. As required by FIN 46(R), the Company continues to monitor its investments in both consolidated and unconsolidated entities for events that may occur which would require the Company to reevaluate whether any of these investments qualifies as a variable interest entity. The evaluation of FIN 46(R) did not result in changes in the application of previously issued generally accepted accounting principles, SFAS 94 and APB 18, to the Company’s investments.

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

     Through PETNET, we own 90.0% and 51.0% interests in radiopharmacies in Denver and Houston, respectively. Under the terms of the Denver and Houston radiopharmacy operating agreements, PETNET has control over all significant operating decisions and these radiopharmacies are consolidated in our financial statements.

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

     Revenue Recognition —The Company derives its revenues from product sales, services and software licensing. Product sales include sales of scanners, detector materials, calibration sources, spare parts, radiopharmaceuticals, and cyclotrons. Services include; site planning, installation, preventive maintenance and technical support, repair, training, and assistance with licensing. Software includes licensing medical image analysis applications. The Company also recognizes as revenue reimbursements for certain sales and marketing services as such services are provided to Siemens as the Company is the primary obligor for the expenses incurred in providing these services. Revenue from product sales is recognized upon either shipment or arrival at destination depending on shipment terms. Revenue from services is recognized as the services are performed. For both products and services, revenue is recognized as described as long as persuasive evidence of an arrangement exists, the contract price is fixed or determinable, and collectibility is reasonably assured as required by the SEC’s Staff Accounting Bulletin No. 104 (SAB 104). No right of return privileges are granted to customers after shipment. Equipment maintenance service contracts are typically more than one year in duration and related revenues are recognized ratably over the respective contract periods as the services are performed. For other services, revenue is recognized upon completion of the services. The Company’s product sales contracts typically require customer payments in advance of revenue recognition. These deposit amounts are reflected as customer advances when received and later recognized as revenue as the Company fulfills its obligations under the respective contracts.

     For arrangements with multiple deliverables, such as scanner and cyclotron sales, we recognize product revenue by allocating the revenue based on the fair value of each deliverable in accordance with EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21) and SAB 104, and recognize revenue for equipment upon delivery and for installation and other services as performed. The Company determines the value of the equipment, installation and training services based on sales of the equipment both with and without installation and training.

     Revenues derived from our software license arrangements are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Our software licenses generally are sold with training and installation services. Accordingly, as these services are included in our software license fees, revenue is recognized at the time of delivery. These services are usually provided within less than a year of delivery; the costs of providing such services are insignificant. No other services are considered essential to the functionality of the software. Revenue is recognized as described provided that evidence of an arrangement exists, collection of our fee is considered probable and the fee is fixed or determinable.

     Stock-Based Compensation – SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148), amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), to require more prominent disclosure in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company currently applies APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock option plans. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. Had compensation expense related to the Company’s outstanding options been determined based on the fair value at the grant dates consistent with SFAS 123, net income and earnings per share would be as reflected below:

	Three Months Ended
	December 31,
	2004	2003
(In thousands)	(unaudited)
Net income, as reported	$3,960	$717

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,093	399

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,084)	(1,196)

Pro forma net (loss) income	$2,969	$(80)

Earnings per share:
Basic - as reported	$0.09	$0.02
Basic - pro forma	$0.07	$—

Diluted - as reported	$0.08	$0.02
Diluted - pro forma	$0.06	$—

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

	Three Months Ended
	December 31,
	2004	2003
	(unaudited)
Numerator:
Net income available to common shareholders — basic and diluted	$3,960	$717

Denominator:
Weighted-average number of common shares outstanding	45,229,213	44,331,007

Dilutive potential common shares relating to:
Restricted stock and deferred stock units	1,753,568	170,896
Options and warrants	1,077,519	1,819,167

	2,831,087	1,990,063

Total weighted-average number of shares used in computing diluted net income per share	48,060,300	46,321,070

     The following amounts of outstanding warrants and options were excluded from the computation of diluted net income per common share for the three month periods ended December 31, 2004 and 2003 because including them would have had an antidilutive effect:

	Three Months Ended
	December 31,
	2004	2003
	(unaudited)
Warrants	45,631	32,386
Options	2,945,742	2,362,183

	2,991,373	2,394,569

     Other Assets – Other assets include purchased technology and trademarks arising from the Mirada Solutions Limited (Mirada) and Concorde Microsystems, Inc. (CMSI) acquisitions, precious metals utilized in the production of detector materials, other long-term receivables and investments accounted for under the equity method. Purchased technology, patents, trademarks are presented at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of 5 to 11 years using the straight-line method. Amortization of other assets for the three months ended December 31, 2004 and 2003 was $790 and $399, respectively.

Recent Accounting Pronouncements

     Share-Based Payment - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-

based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123R will be effective for the Company beginning in its fourth quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption of this standard to have a material impact on its results of operations.

     Inventory Costs – On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS 151 to have a material effect on its financial statements.

     Exchange of Nonmonetary Assets – In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the remeasurement of exchanges of nonmonetary assets. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets within APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of SFAS 153 shall be effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The Company will apply the provisions of SFAS 153 if we exchange nonmonetary assets.

3. Inventories

Inventories consist of the following:

	December 31,	September 30,
	2004	2004
(In thousands)	(unaudited)
Component parts	$42,008	$30,885
Work in process	11,076	17,900
Finished goods	32,169	43,434

	$85,253	$92,219

4. Property and Equipment

     Property and equipment consist of the following:

	December 31,	September 30,
	2004	2004
(In thousands)	(unaudited)
Land	$2,044	$2,044
Buildings	20,956	20,956
Building and leasehold improvements	29,477	27,048
Machinery and equipment	100,128	96,097
Software and computer equipment	20,374	19,653
Less accumulated depreciation	(52,117)	(49,242)
Assets under construction	16,349	16,518

Property and equipment, net	$137,211	$133,074

     Depreciation expense for the three months ended December 31, 2004 and 2003 was $4,777 and $3,585, respectively.

5. Commitments and Contingencies

     Guarantees - The Company guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $225 at December 31, 2004. No liability has been recorded for these lease obligations which expire through 2009. The guarantees are not collateralized by any assets and are without recourse.

     In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of €5,256 (or approximately $7,131). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a PETNET radiopharmacy. At December 31, 2004, the Company had recorded a liability of $300 for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

     The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The program provides flexible lease financing to Service and Distribution’s customers for the full range of PET and PET/CT scanners and other products and services sold by the Company through Service and Distribution. In connection with this program a credit reserve pool was established whereby the Company provided a guarantee to DLL for 9.9% on the first $25,000 of transactions and 5.0% thereafter, of the principal balance of all leases DLL executes on behalf of Service and Distribution’s customers. At December 31, 2004 the Company had recorded a reserve of $280 to reflect the estimated fair value of the Company’s obligation for this guarantee after recovery and resale of the underlying equipment in accordance with FIN 45.

     Warranties - The Company provides a parts and labor warranty on certain products it manufactures, typically for a period of twelve months after installation. Estimated costs of this warranty obligation are charged to cost of revenues at the time revenue is recognized. A summary of the activity in our warranty reserve is as follows:

	Three Months Ended
	December 31,
	2004	2003
(In thousands)	(unaudited)
Balance at the beginning of the period	$6,148	$3,740
Accruals for warranties issued during the period	1,308	963
Settlements made (in cash or in kind)	(1,078)	(1,758)

Balance at the end of the period	$6,378	$2,945

     Litigation - On January 30, 2004, the University of Pittsburgh (Pitt) filed suit in the U.S. Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. On June 30, 2004, the District Court for the Western District of Pennsylvania entered an order transferring the case to the District Court for the Eastern District of Tennessee. On December 13, 2004, the district court judge issued an order dismissing two of Pitt’s copyright claims asserted in its complaint. A trial date of May 1, 2006 has been scheduled with the District Court. The Company denies liability as to Pitt’s remaining claims, and intends to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this suit.

     On October 8, 2004, CPS received a letter from the U.S. Environmental Protection Agency (EPA) requesting information on a Superfund site operated by a former supplier. Based on CPS’ investigation, it appears that the sole nature of CPS’ dealing with the supplier was strictly for the acquisition of supplies and not the provision of waste products or by-products by or on behalf of CPS. No legal action has been initiated or threatened by the EPA against CPS at present and we have no basis at this time to believe that any formal legal claim will be brought by the EPA.

     The Company is also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, the Company does not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

6. Long-Term Debt

     The Company has a $125,000 syndicated revolving credit facility (the Syndicated Facility) with a group of banks. Borrowing under the Syndicated Facility is collateralized by all property and interests in property; provided, however, that all real property of CTI as of March 14, 2002 is excluded; and provided further that the property and interests of CPS are limited to the inventory and accounts receivable and all proceeds there from of CPS. Interest is at LIBOR plus 0.75% to 1.75% or, at the Company’s option, the lender’s base rate plus 0.00% to 0.75%, payable monthly (3.56% at December 31, 2004). The Syndicated Facility matures on October 15, 2005 and contains certain restrictive covenants, which, among other things, require minimum tangible net worth, funded debt, and debt service ratios; impose limitations on other indebtedness and liens; and, restrict investments, disposals of assets and dividend payments. As of December 31, 2004 no balance was outstanding under the credit agreement, and after deducting $6,605 in outstanding letters of credit, $118,395 was available to the Company.

     In 1988 the Company entered into an agreement with the Industrial Development Board of Blount County, Tennessee (the Board) relating to the issue of Industrial Development Revenue Bonds (the Series 1988 Bonds) by the Board in the aggregate principal amount of $5,000 for the purpose of lending proceeds from the Bonds to the Company. Such proceeds were restricted to use in the acquisition, construction, improvement, and equipping of a manufacturing plant in Blount County, Tennessee. The remaining $4,000 balance of the Series 1988 Bonds is supported by an irrevocable letter of credit agreement that expires February 7, 2006. The Series 1988 Bonds are due in August 2008.

     On August 1, 2000 the Company entered into an agreement with the Board relating to the issue of Industrial Development Revenue Bonds (the Series 2000 Bonds) by the Board in the aggregate principal amount of $3,000 for the purpose of lending proceeds from the Series 2000 Bonds to the Company. Such proceeds are restricted to use in the acquisition, construction, improvement and equipping of the Company’s manufacturing plant in Blount County, Tennessee. At December 31, 2004, the remaining balance of the Series 2000 Bonds was $1,600 and is supported by an irrevocable letter of credit agreement that expires February 7, 2006. The Series 2000 Bonds are due in August 2010.

     CTI is required to repay 10.0% of the outstanding debt annually, for both series. Both bond series bear interest at variable rates, which change from time to time as set by the remarketing agents for the bonds, in order to remarket both bond series in a secondary market (interest rates were 2.13% and 2.45% at December 31, 2004).

     In August 2003 in conjunction with the acquisition of Mirada, we assumed a $365 bank note and issued $3,188 of unsecured loan notes. The bank note was repaid in March 2004. For the unsecured loan notes issued during the acquisition, the remaining balance of $692 and any outstanding interest is due on April 30, 2005. Interest on the unsecured loan notes is fixed at 1.50%.

     In 2003, CTI, through its subsidiary CPS, entered into a mortgage loan to purchase additional manufacturing space, which had previously been leased. The Company is required to make principal and interest payments totaling $78 per year through 2008, with a balloon payment upon maturity. The debt bears interest at a fixed rate of 4%. The outstanding balance on this mortgage loan was $818 at December 31, 2004.

7. Income Taxes

     The Company files a consolidated U.S. federal income tax return that includes all of its wholly owned domestic subsidiaries. CPS files a separate U.S. federal income tax return and all foreign subsidiaries file returns in their country of incorporation. The Company’s effective tax rate on income before taxes and minority interest differs from the federal statutory rate as follows:

	Three Months Ended
	December 31,
	2004	2003
(In thousands)	(unaudited)
Federal tax @ 35%	$4,891	$1,582
State tax	357	94
Permanent differences	24	23

Provision for income taxes	$5,272	$1,699

8. Stock Options and Restricted Stock

Incentive Stock Option Plans

     Since 1998 the Company has had an incentive stock option plan for officers and key employees with the latest plan being adopted in 2002. Options are generally exercisable in installments of 25% per year from the grant date and expire after five to ten years. At December 31, 2004, options for 1,498,558 shares of the Company’s common stock were available for granting. The following table summarizes information about incentive stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)
$2.87 to $3.87	294,941	1.96	$3.16	294,941	$3.16
$4.69 to $6.12	731,430	3.96	5.13	664,304	5.10
$7.84 to $10.76	232,850	9.78	8.05	—	—
$12.01 to $17.63	263,408	9.07	14.94	41,749	15.52
$18.31 to $25.00	126,706	7.88	22.00	83,668	22.01

	1,649,335		$8.05	1,084,662	$6.28

(1) Weighted average contractual life remaining in years.

(2) Weighted average exercise price.

Non-qualified Options

     In addition, the Company grants non-qualified stock options to certain officers and key employees. The options are generally exercisable in installments of 25% per year from the grant date and expire after five to ten years.

     The following table summarizes information about non-qualified stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Average	Average	Number	Average
Range of Exercise Prices	of Shares	Life(1)	Price(2)	of Shares	Price(2)
$2.81 to $3.52	43,016	1.72	$3.10	43,016	$3.10
$4.69 to $5.56	519,434	4.12	5.21	459,701	5.26
$7.84 to $8.02	428,150	9.75	8.02	—	—
$12.89 to $19.00	829,807	8.86	15.23	293,521	15.94
$19.76 to $22.40	390,455	7.62	20.35	314,493	20.49

	2,210,862		$12.15	1,110,731	$12.31

(1) Weighted average contractual life remaining in years. (2) Weighted average exercise price.

Stock-Based Compensation

     In October 2004, the Company issued 60,000 restricted shares of common stock at a price of $8.16 to a senior executive. In connection with these restricted common shares, the Company recorded unearned compensation of $490. The Company is amortizing the unearned compensation balance to stock-based compensation expense over a six-month vesting period during which the restrictions expire. The Company amortized $245 to stock-based compensation expense for the three months ended December 31, 2004. In addition, the Company accelerated the vesting schedule of 128,000 options previously issued to this senior executive. The options were revalued to $8.16, the price on the day of remeasurement. The Company recorded unearned compensation for the excess of estimated fair value at the remeasurement date over the previously calculated fair value of the options, totaling $266 and amortized this amount to stock-based compensation expense during the three months ended December 31, 2004.

9. Related Party Transactions

     Siemens is the primary distributor of scanners manufactured by CPS. Transfer prices are set annually and vary with product type and annual shipment volume. Sales are F.O.B. factory. Siemens is provided a warranty discount, recorded as a reduction of sales price, to cover their cost of parts during the first twelve months of usage. Siemens is responsible for all site planning, installation and customer training. The Company’s sales to Siemens were $65,411 and $33,471, during the three month periods ended December 31, 2004 and 2003, respectively. Accounts receivable from Siemens totaled $56,077 and $34,231, at December 31, 2004 and September 30, 2004, respectively. Accounts payable to Siemens totaled $3,667 and $1,367, at December 31, 2004 and September 30, 2004, respectively. Also, customer advances from Siemens totaled $1,685 and $1,284, at December 31, 2004 and September 30, 2004, respectively.

     Effective May 1, 2004, CTI and CPS entered into a Sales Agency and Services Agreement with Siemens (the Agency Agreement), pursuant to which Siemens appointed CTI as Siemens’ non-exclusive sales representative to solicit purchases of CPS-manufactured PET and PET/CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative are marketed and sold under the Siemens brand. In connection with this arrangement, Siemens will reimburse CTI for all directly related sales and marketing expenses, up to $10.0 million annually. During the three month period ended December 31, 2004, CTI recorded $2.0 million of revenue related to the reimbursement of sales and marketing expenses.

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

     Siemens also executed an agreement with Mirada, under which Siemens pays Mirada a fee to install Mirada’s image-fusion software on every workstation shipped worldwide with a Siemens-branded PET or PET/CT scanner.

     Under the terms of an agreement with Siemens (the Siemens Agreement), Siemens shall have the right to purchase, or CTI shall have the right to require Siemens to purchase, an additional 30.1% of CPS. The exercise of this put/call is contingent upon cumulative unit sales of ECAT® scanners reaching a defined target level. At December 31, 2004 the cumulative total number of units sold by CPS was 889. By the end of 2005, CPS would need to have sold a cumulative total of 1,129 units to achieve the required cumulative sales level for the put/call to be exercisable, with such cumulative unit sales requirement increasing by 74 units each year thereafter. Upon exercise of the put/call, the Siemens Agreement provides for the purchase price to be established through an independent third party valuation process if the parties are unable to agree upon a price. Once CTI is notified of Siemens’ intent to purchase the additional interest, CTI shall have the right to defer the Siemens purchase for one year. CTI does not expect this target level to be reached before the second half of fiscal year 2006. Siemens cannot exercise its option until the end of the fiscal year in which this target level is reached.

     Prior to the Company’s acquisition of the business and assets of CMSI in June 2004, the Company had four agreements with CMSI, a company partially owned and operated by two children of CTI’s President and Chief Executive Officer, who is also a director and major shareholder of CTI.

     In September 2002, the Company entered into an agreement to distribute CMSI products throughout the continental United States and Canada. CMSI retained the rights to, and sold products directly to all international markets other than Canada. During the three months ended December 31, 2003, total sales and cost of sales of products purchased from CMSI and resold under this distribution agreement were $1,377 and $1,268, respectively. In connection with the acquisition of CMSI’s business and assets, this distribution agreement was terminated.

     On September 5, 2002 CTI entered into an LSO Supply Agreement with CMSI pursuant to which CTI agreed to provide CMSI with LSO. In this agreement, CTI agreed not to sell LSO to another third party engaged in the development or manufacture of PET scanners for use in animal applications. During the three months ended December 31, 2003 and prior to the acquisition of CMSI, LSO sales to CMSI were $25. In connection with the acquisition of CMSI’s business and assets, this LSO Supply Agreement was terminated.

10. Segments

     The Company’s products and services can be broadly classified into two principal businesses: Clinical Scanner Business and Molecular Biomarker Technologies. Effective October 1, 2004, the Company reorganized its reporting structure to align with organizational changes made as of that date. Within these two businesses we have six reporting segments. CPS manages the development, production and distribution of the ECAT® line of PET scanners. Detector Materials develops and manufactures detector materials used in PET scanners. Service and Distribution includes the direct sale and service of PET scanners and related products as well as sales and marketing services provided to Siemens. PETNET develops, produces and distributes radiopharmaceuticals. MTI manages the research and development of new biomarker products. Molecular Imaging Products includes the production, direct sale and service of cyclotron systems, microPET® and microCAT® animal scanners, and Mirada image analysis tools. All comparative financial information for the three months ended December 31, 2003 has been retroactively reclassified to reflect the new reporting structure.

     The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage with the exception of the Company’s headquarters building and non-allocable costs which are included in “Corporate & Eliminations”. The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted principally in the U.S.; however, the Company does have foreign operations for which identifiable assets are immaterial.

     The following table summarizes information about net income (loss) and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three month periods ended December 31, 2004 and 2003:

	Clinical Scanner Business			Molecular Biomarker Technologies
						Molecular
		Detector	Service &			Imaging	Corporate &
	CPS	Materials	Distribution	PETNET	MTI	Products	Eliminations	Consolidated
Three months Ended December 31, 2004 (unaudited)
External revenues	$61,680	$—	$12,390	$26,557	$154	$10,686	$—	$111,467
Intersegment revenues	5,353	7,687	4,764	—	50	3,060	(20,914)	—
Depreciation and amortization	599	529	180	2,663	58	605	933	5,567
Stock-based compensation expense	41	2	14	183	289	8	934	1,471
Interest expense	11	318	592	540	27	398	(1,534)	352
Interest income	478	232	66	6	—	60	(713)	129
Equity in (income) losses of investees	—	—	—	(85)	—	—	(37)	(122)
Income tax expense	5,219	999	(489)	226	(497)	(245)	59	5,272
Minority interest expense	—	—	—	113	—	—	4,630	4,743
Net income (loss)	9,279	1,562	(814)	19	(898)	(492)	(4,696)	3,960
Total assets	176,397	75,298	157,579	128,202	2,105	143,860	(210,648)	472,793
Investment in equity method investees	—	—	171	2,007	—	—	(1,028)	1,150
Capital expenditures	155	151	29	6,528	267	59	1,460	8,649

Three months Ended December 31, 2003 (unaudited)
External revenues	$37,499	$25	$12,269	$19,454	$—	$4,860		$74,107
Intersegment revenues	17,987	12,064	1,588	35	—	2,351	(34,025)	—
Depreciation and amortization	565	415	168	2,075	—	156	605	3,984
Stock-based compensation expense	82	5	150	97	—	13	164	511
Interest expense	25	211	351	414	—	329	(516)	814
Interest income	142	—	88	—	—	9	90	329
Equity in (income) losses of investees	—	—	—	(119)	—	78	(37)	(78)
Income tax expense	2,301	2,410	(1,568)	128	(296)	(269)	(1,007)	1,699
Minority interest expense	—	—	—	116	—	—	1,989	2,105
Net income (loss)	3,986	4,105	(2,630)	(61)	(463)	(514)	(3,706)	717
Total assets	138,146	52,741	71,856	89,865	249	52,246	6,033	411,136
Investment in equity method investees	—	—	373	2,050	—	112	(1,028)	1,507
Capital expenditures	535	958	652	5,131	—	547	2,232	10,055

Sales were distributed to the following locations:

	Three Months Ended
	December 31,
	2004	2003
	(unaudited)
United States	78.7%	80.2%
Foreign	21.3	19.8

	100.0%	100.0%

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

12. Business Acquisitions

     On November 2, 2004, the Company acquired 100% of the capital stock of ImTek, Inc. (ImTek). ImTek designs and manufactures the microCAT® brand of micro-CT scanners, which are used in preclinical applications of small animal imaging. The balance sheet and results of operations of ImTek and are included in our consolidated financial statements as part of the Molecular Imaging Products segment effective November 2, 2004. The acquisition augments the Company’s expanding capabilities to serve the pharmaceutical research market.

     The aggregate purchase price was $3,675 in cash. The purchase price allocation is subject to refinement as additional transaction related costs may be incurred. Under the purchase agreement, the Company may be required to make additional payments if certain separate and defined goals are exceeded in 2005 and 2006 for either gross profit or units delivered. If additional payments are required the Company will adjust goodwill at that time. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At
November 2,
2004
Current assets	$2,083
Property and equipment	49
Trademarks	1,447
Goodwill	1,453

Total assets acquired	5,032

Current liabilities	241
Deferred revenues	1,116

Total liabilities assumed	1,357

Net assets acquired	$3,675

     The acquired trademarks and goodwill are considered to have an indefinite life and no amortization will be recorded against the asset. However, the trademarks and goodwill will be reviewed for impairment on an annual basis. The goodwill is not expected to be deductible for tax purposes. No pro forma disclosures have been included in these financial statements as ImTek was not significant to the consolidated financial statements taken as a whole.

     The changes in the carrying value of goodwill for the period ended December 31, 2004 are as follows:

		Molecular
	Detector	Imaging	Corporate &	Consolidated
	Materials	Products	Eliminations	Total
Balance, September 30, 2004	$711	$21,437	$24,481	$46,629
Goodwill acquired (ImTek)	—	1,453	—	1,453
Goodwill adjustment (Concorde)	—	14	—	14

Balance, December 31, 2004	$711	$22,904	$24,481	$48,096

     The “Corporate & Eliminations” column primarily reflects the goodwill arising from the acquisitions of PETNET and Mirada that was not pushed down for segment reporting. Of the $47,385 total for Molecular Imaging Products and Corporate and Eliminations, $11,272 relates to PETNET, $12,485 relates to Mirada, $21,582 relates to Concorde, $1,453 relates to ImTek and $593 relates to Detector Materials.

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

Overview

     We are a leading manufacturer of positron emission tomography imaging equipment and related products used in the detection and treatment of cancer, cardiac disease and neurological disorders. Positron emission tomography, or PET, is a medical imaging technology that offers the distinct advantage of imaging at a molecular level, thereby allowing physicians to diagnose and treat a broad range of diseases earlier and more accurately than other medical imaging technologies. We also provide a comprehensive array of services that facilitate entry by health care providers into the business of PET imaging. Our line of PET products and services includes scanners, cyclotrons, detector materials, microPET® and microCAT® animal scanners, radiopharmaceutical manufacturing and distribution, Mirada image analysis tools, and related support services.

     Historically, the majority of our consolidated revenues, gross margin and net income have been attributable to CTI PET Systems, Inc., doing business as CPS Innovations (CPS). Our strategy includes plans for growing our other segments over time with a goal of having greater than 50% of our gross revenues being derived from such other segments by 2006, the expected year that Siemens Medical Solutions USA, Inc. (Siemens), a wholly owned subsidiary of Siemens AG, could first announce its intention to exercise its option to purchase a controlling interest in CPS. Upon an exercise by Siemens of the call right, we have a one-time right to defer the sale for a period of one year. This strategy contemplates the following initiatives: (1) expansion of our radiopharmaceutical distribution network to meet market needs; (2) development of new proprietary radiopharmaceuticals; (3) acquisition of complementary PET-related products and services, and (4) growth of our service contract business.

     Late in the third quarter of fiscal year 2004, we observed that the rate of unit growth in the PET and PET/CT market had slowed considerably from historic growth rates; however, our most recent projections for fiscal year 2005 indicate a stable domestic market and escalating growth in international shipments.

     We expect the demand for PET products and services to grow as more indications are approved for reimbursement. However, it is also reasonable to expect reimbursement rates to decline over time, as PET becomes more widely adopted, which could also affect the demand for our products and services.

     Management expects its closer collaboration with Siemens following the execution of the Sales Agency and Services Agreement, effective May 1, 2004, to enable the Company to avoid the substantial costs of the direct scanner distribution business.

Segments

     Effective October 1, 2004 we restructured our organization into two business groupings: the Clinical Scanner Business and Molecular Biomarker Technologies. These two businesses operate in six segments for financial reporting purposes: CPS, Detector Materials, Service and Distribution, PETNET, MTI and Molecular Imaging Products. Service and Distribution, PETNET, MTI, and Molecular Imaging Products represent the breakout of the various components of the former CTI Solutions segment. All comparative financial information for the three months ended December 31, 2003 has been retroactively reclassified to reflect the new reporting structure.

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

Detector Materials

     Our Detector Materials segment includes our business of developing, manufacturing and selling detector materials for use in PET scanners. The Detector Materials segment has certain exclusive rights to the development and manufacturing of a cerium-doped detector material called lutetium oxyorthosilicate, or LSO. We obtained an exclusive license from Schlumberger Technology Corporation with respect to LSO in February 1995. The rights terminate upon the expiration of Schlumberger’s patents for LSO, which are expected to expire in October 2008. We have invested significant capital in our Detector Materials segment to develop LSO in order to meet an expected increase in demand for detector materials as the PET market continues to grow.

Service and Distribution

     Service and Distribution includes CTI’s division that manufactures and sells calibration sources; CTI’s domestic scanner service division; CTI’s division that provides sales and marketing services to Siemens; and CTI’s division that distributes and installs the remaining backlog of direct distribution orders for PET scanners manufactured by CPS.

PETNET

     Our PETNET segment consists primarily of our business of developing, manufacturing and distributing positron-emitting radiopharmaceuticals and providing certain PET related services such as reimbursement education, regulatory compliance consulting and marketing assistance.

     We currently operate 42 radiopharmacies in the U.S., one radiopharmacy in the United Kingdom and two radiopharmacies in South Korea. Fourteen of these radiopharmacies operate cyclotrons owned by other parties, or hosts, pursuant to contracts. These host contracts vary but typically require us to provide radiopharmaceuticals to the host at below market prices while also allowing us to use the host’s facility to manufacture and distribute radiopharmaceuticals commercially to third parties. In addition, we typically compensate the host for the use of the cyclotron. The 45 radiopharmacies which PETNET operates also include three radiopharmacies we do not consolidate, as the Company does not have control over significant operating decisions.

MTI

     MTI is the focal point for our biomarker research and development activities. Through the discovery of new molecular biomarkers of disease and the development of novel molecular synthesis and biological screening platforms, we expect MTI to fuel growth in the diversity of molecular diagnostics used with PET. MTI will augment its initiatives through collaborations with major research institutions as well as major pharmaceutical companies. Through these collaborations, MTI will broaden its technology initiatives in nanotechnologies, microfluidics and systems biology of disease to base its biomarker development on the knowledge of how cells are reprogrammed to gain the properties of disease.

Molecular Imaging Products

     Our Molecular Imaging Products segment includes CTI’s subsidiaries and divisions that produce, sell, install and service cyclotrons, microPET® and microCAT® animal scanners, and medical image analysis tools.

Components of Revenues and Expenses

Revenues

     Our revenue is derived primarily from sales of PET and PET/CT products and services. Revenues for scanners, detector materials, radiopharmaceuticals, microPET® and microCAT® animal scanners, calibration sources and spare parts are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Delivery is considered to have occurred upon either shipment or arrival at destination depending on shipping terms. Amounts attributable to the installation of scanners are deferred and recognized upon completion of installation. Most of the revenue for detector materials is from sales to CPS and, therefore, is eliminated in consolidation for financial reporting purposes. Effective July 1, 2003, in conjunction with the implementation of Emerging Issues Task Force (EITF) Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21), revenue for cyclotron systems is recognized upon delivery with amounts attributable to installation of the systems deferred until services are performed. Revenue for service contracts is recognized ratably over the period the service is provided.

Cost of Revenues

     Our scanners, cyclotrons, microPET® and microCAT® animal scanners, detector materials, calibration sources and spare parts are manufactured at facilities in Knoxville and Rockford, Tennessee. Our radiopharmaceuticals are manufactured at 45 radiopharmacies. We employ a network of field service engineers to service our installed base of scanners and cyclotrons.

     Cost of revenues consists primarily of purchase cost of materials; expenses related to internal operations of the manufacturing and service organizations; expenses related to technical support and maintenance; expenses related to distribution, shipping, installation, acceptance, and warranty of our products; royalties payable under technology licenses; amortization of acquired technology; and fixed asset depreciation, primarily for our detector materials and radiopharmacies.

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

Agency Agreement with Siemens

     Effective May 1, 2004, CTI and CPS entered into a Sales Agency and Services Agreement with Siemens (the Agency Agreement), pursuant to which Siemens appointed CTI as Siemens’ non-exclusive sales representative to solicit purchases of CPS-manufactured PET and PET/CT scanners throughout the United States, on terms and conditions and at prices determined by Siemens and subject to acceptance by Siemens. CPS products sold by CTI as Siemens’ sales representative are marketed and sold under the Siemens brand. In connection with this arrangement,

Siemens will reimburse CTI for all directly related sales and marketing expenses, up to $10.0 million annually. During the three month period ended December 31, 2004, CTI recorded $2.0 million of revenue related to the reimbursement of sales and marketing expenses.

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

     Siemens also executed an agreement with Mirada, under which Siemens pays Mirada a fee to install Mirada’s image-fusion software on every workstation shipped worldwide with a Siemens branded PET or PET/CT scanner.

Results of Operations

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation and income (loss) from operations for all segments, expressed in millions of dollars.

	Three Months Ended
	December 31,
	2004	2003
	(unaudited)
Revenues:
CPS	$67.0	$55.5
Detector Materials	7.7	12.0
Service and Distribution	17.2	13.9

PETNET	26.6	19.5
MTI	0.2	—
Molecular Imaging Products	13.7	7.2

Corporate and Eliminations	(20.9)	(34.0)

Total	111.5	74.1

Cost of revenues:
CPS	43.9	37.9
Detector Materials	3.8	4.4
Service and Distribution	14.9	13.1

PETNET	19.2	13.6
MTI	—	—
Molecular Imaging Products	9.9	5.0

Corporate and Eliminations	(22.0)	(30.3)

Total	69.7	43.7

Selling, general and administrative expenses:
CPS	3.3	4.5
Detector Materials	0.9	0.7
Service and Distribution	3.0	4.6

PETNET	5.5	4.3
MTI	0.3	—
Molecular Imaging Products	2.6	1.5

Corporate and Eliminations	1.2	(0.4)

Total	16.8	15.2

Research and development expenses:
CPS	5.8	6.7
Detector Materials	0.2	0.2

PETNET	0.8	1.0
MTI	1.0	0.8
Molecular Imaging Products	1.6	1.7

Corporate and Eliminations	(0.1)	(0.1)

Total	9.3	10.3

Stock-based compensation:
CPS	0.1	0.1
Service and Distribution	—	0.1

PETNET	0.2	0.1
MTI	0.3	—

Corporate and Eliminations	0.9	0.2

Total	1.5	0.5

Income (loss) from operations:
CPS	13.9	6.3
Detector Materials	2.8	6.7
Service and Distribution	(0.7)	(3.9)

PETNET	0.9	0.5
MTI	(1.4)	(0.8)
Molecular Imaging Products	(0.4)	(1.0)

Corporate and Eliminations	(0.9)	(3.4)

Total	$14.2	$4.4

     The following table shows revenues and income (loss) from operations for all segments, expressed as a percentage of consolidated revenues and consolidated income (loss) from operations, respectively.

	Three Months Ended
	December 31,
	2004	2003
	(unaudited)
Revenues:
CPS	60.1%	74.9%
Detector Materials	6.9	16.2
Service and Distribution	15.4	18.8

PETNET	23.8	26.3
MTI	0.2	—
Molecular Imaging Products	12.3	9.7

Corporate and Eliminations	(18.7)	(45.9)

Total	100.0%	100.0%

Income (loss) from operations:
CPS	97.9%	143.2%
Detector Materials	19.7	152.3
Service and Distribution	(4.9)	(88.6)

PETNET	6.3	11.3
MTI	(9.9)	(18.2)
Molecular Imaging Products	(2.8)	(22.7)

Corporate and Eliminations	(6.3)	(77.3)

Total	100.0%	100.0%

     The following table shows revenues, cost of revenues, selling, general and administrative expenses, research and development expenses, stock-based compensation expenses and income (loss) from operations for all segments, expressed as a percentage of segment revenues.

	Three Months Ended
	December 31,
	2004	2003
	(unaudited)
Clinical Scanner Business
CPS:
Revenues	100.0%	100.0%
Cost of revenues	65.5	68.3
Selling, general and administrative	4.9	8.1
Research and development	8.7	12.1
Stock-based compensation	0.2	0.2
Income (loss) from operations	20.7	11.3

Detector Materials:
Revenues	100.0%	100.0%
Cost of revenues	49.3	36.7
Selling, general and administrative	11.7	5.8
Research and development	2.6	1.7
Income (loss) from operations	36.4	55.8

Service and Distribution:
Revenues	100.0%	100.0%
Cost of revenues	86.6	94.2
Selling, general and administrative	17.4	33.1
Stock-based compensation	—	0.7
Income (loss) from operations	(4.0)	(28.0)

Molecular Biomarker Technologies
PETNET:
Revenues	100.0%	100.0%
Cost of revenues	72.2	69.7
Selling, general and administrative	20.7	22.1
Research and development	3.0	5.1
Stock-based compensation	0.7	0.5
Income (loss) from operations	3.4	2.6

MTI:
Revenues	100.0%	—%
Cost of revenues	—	—
Selling, general and administrative	150.0	—
Research and development	500.0	—
Stock-based compensation	150.0	—
Income (loss) from operations	(700.0)	—

Molecular Imaging Products:
Revenues	100.0%	100.00%
Cost of revenues	72.2	69.4
Selling, general and administrative	19.0	20.8
Research and development	11.7	23.6
Income (loss) from operations	(2.9)	(13.8)

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Revenues

     Net revenues for the three months ended December 31, 2004 were $111.5 million, an increase of $37.4 million, or 50.5%, from $74.1 million for the three months ended December 31, 2003.

Clinical Scanner Business

     CPS. Revenues for the three months ended December 31, 2004 were $67.0 million, an increase of $11.5 million, or 20.7%, from $55.5 million for the three months ended December 31, 2003. The increase in revenues was driven primarily by a 6.8% increase in average scanner sales price due to the continued shift in sales mix from PET to PET/CT scanners. During the three months ended December 31, 2004 and 2003 PET/CT scanner sales were 91.9% and 71.9%, respectively, of total unit sales. In addition, this increase was due to a 15.6% increase in units sold. Intersegment revenues accounted for 8.0% and 32.4% of total CPS revenues for the three months ended December 31, 2004 and 2003, respectively. The decrease in intersegment revenues resulted from reduced sales to Service and Distribution after execution of the Agency Agreement in 2004.

     Detector Materials. Revenues for the three months ended December 31, 2004 were $7.7 million, a decrease of $4.3 million, or 35.8%, from $12.0 million for the three months ended December 31, 2003. The decrease in revenues was primarily attributable to reduced transfer pricing to CPS in accordance with the Agency Agreement executed in May 2004 and CPS’ efforts to reduce inventory levels. Intersegment sales accounted for 100.0% and 99.8% of total detector materials revenues for the three months ended December 31, 2004 and 2003, respectively.

     Service and Distribution. Revenues for the three months ended December 31, 2004 were $17.2 million, an increase of $3.3 million, or 23.7%, from $13.9 million for the three months ended December 31, 2003. The increase in revenues was due to a $2.0 million expense reimbursement under the Agency Agreement and the sale on a direct basis of one additional PET/CT in the first quarter of 2005 over the prior year. Intersegment sales accounted for 27.8% and 11.5% of total Service and Distribution revenues for the three months ended December 31, 2004 and 2003, respectively. The increase in intersegment revenues is due to the sales of two scanners through to our PETNET segment for international projects.

Molecular Biomarker Technologies

     PETNET. Revenues for the three months ended December 31, 2004 were $26.6 million, an increase of $7.1 million, or 36.4%, from $19.5 million for the three months ended December 31, 2003. The increase is primarily attributable to FDG dose shipments increasing by 41.2% in the three months ended December 31, 2004 over the three months ended December 31, 2003; this increase was partially offset by a 12.0% decline in the average revenue per dose during the same time period. The remainder of the increase is attributable to a sale of a PET scanner by our European division of PETNET and revenues from a fee per scan project in Korea (which began after December 31, 2003). Intersegment sales were insignificant for the three months ended December 31, 2004 and 2003.

     MTI. Revenues for the three months ended December 31, 2004 were $0.2 million, compared to none for the three months ended December 31, 2003. The increase is due to MTI beginning the distribution of chemistry production equipment during the three months ended December 31, 2004. Intersegment sales accounted for 24.5% of total MTI revenues for the three months ended December 31, 2004.

     Molecular Imaging Products. Revenues for the three months ended December 31, 2004 were $13.7 million, an increase of $6.5 million, or 90.3%, from $7.2 million for the three months ended December 31, 2003. The increase in revenues was due to the acquisition of the business and assets of Concorde in June 2004, higher average sales prices on cyclotrons sold and increased sales of cyclotron options and spare parts. During each of the three month periods ended December 31, 2004 and 2003 we sold 3 cyclotrons, however the average cyclotron price increased 25.9% as two of the three units sold during the three months ended December 31, 2004 were third party sales compared to only one third party sale during the three months ended December 31, 2003. Sales of microPET® and microCAT® animal scanners were $4.1 million, an increase of $2.7 million, from $1.4 million for the three months ended December 31, 2003. The sales of microPET® animal scanners recognized during the three months ended

December 31, 2003, were in our role as a distributor of microPET® animal scanners. Intersegment sales accounted for 22.3% and 32.6% of segment revenues for the three months ended December 31, 2004 and 2003, respectively. The decrease in intersegment revenues as a percent of revenues resulted from the increase in third party sales after the acquisition of the business and assets of Concorde and the increase in third party cyclotron sales.

Corporate and Eliminations

     Corporate and Eliminations. Intercompany revenues that were eliminated in consolidation for the three months ended December 31, 2004 were $20.9 million, a decrease of $13.1 million, or 38.5%, from $34.0 million for the three months ended December 31, 2003. The decrease in revenue eliminations was primarily due to decreased sales of PET and PET/CT scanners to Service and Distribution from CPS as well as decreased sales of detector materials to CPS. The decreased sale of detector materials to CPS was attributable to lower prices on detector materials sold to CPS after the implementation of the Agency Agreement and CPS efforts to reduce inventory levels. The decreased sale of PET and PET/CT scanners to Service and Distribution was attributable to our decision to exit the business of direct scanner distribution in conjunction with the execution of the Agency Agreement in fiscal 2004.

Cost of Revenues

     Cost of revenues for the three months ended December 31, 2004 was $69.7 million, an increase of $26.0 million, or 59.5%, from $43.7 million for the three months ended December 31, 2003. Cost of revenues for the three months ended December 31, 2004 was 62.5% of revenues compared to 59.0% for the three months ended December 31, 2003.

Clinical Scanner Business

     CPS. Cost of revenues for the three months ended December 31, 2004 was $43.9 million, an increase of $6.0 million, or 15.8%, from $37.9 million for the three months ended December 31, 2003. Cost of revenues for the three months ended December 31, 2004 decreased to 65.5% of revenues compared to 68.3% of revenues for the three months ended December 31, 2003. The increase in total cost of revenues was due to the increase in PET and PET/CT scanners sold during in the quarter. Cost of revenues decreased as a percentage of revenues due to the LSO and CT price reductions received from the Detector Materials segment and Siemens, respectively, in conjunction with the execution of the Agency Agreement.

     Detector Materials. Cost of revenues for the three months ended December 31, 2004 was $3.8 million, a decrease of $0.6 million, or 13.6%, from $4.4 million for the three months ended December 31, 2003. The decrease in cost of revenues was due to the corresponding decrease in sales to CPS. Cost of revenues for the three months ended December 31, 2004 increased to 49.3% of revenues as compared to 36.7% of revenues for the three months ended December 31, 2003. The increase in cost of revenues as a percentage of revenues was due to the reduction in transfer prices to CPS per the Agency Agreement as well as the sale of higher cost LSO inventories that we purchased as a result of an arbitration order issued during the fourth quarter fiscal year 2004.

     Service and Distribution. Cost of revenues for the three months ended December 31, 2004 was $14.9 million, an increase of $1.8 million, or 13.7%, from $13.1 million for the three months ended December 31, 2003. Cost of revenues for the three months ended December 31, 2004 decreased to 86.6% of revenues compared to 94.2% of revenues for the three months ended December 31, 2003. The increase in total cost of revenues was due to the increase in direct distribution sales of PET and PET/CT scanners. Cost of revenues decreased as a percentage of revenues primarily due to $2.0 in revenue recognized for sales and marketing services provided to Siemens for which the related costs are classified as operating expenses, offset by lower margins on direct distribution sales of PET and PET/CT scanners.

Molecular Biomarker Technologies

     PETNET. Cost of revenues for the three months ended December 31, 2004 was $19.2 million, an increase of $5.6 million, or 41.2%, from $13.6 million for the three months ended December 31, 2003. Cost of revenues for the three months ended December 31, 2004 increased to 72.2% of revenues compared to 69.7% of revenues for the three months ended December 31, 2003. The increase in total cost of revenues was due to increased FDG sales volume. Cost of revenues increased as a percentage of revenues due to the decrease in average revenue per dose as well as the opening of additional pharmacies.

     MTI. Cost of sales were less than $0.1 million for the three months ended December 31, 2004 compared to none for the three months ended December 31, 2003.

     Molecular Imaging Products. Cost of revenues for the three months ended December 31, 2004 was $9.9 million, an increase of $4.9 million, or 98.0%, from $5.0 million for the three months ended December 31, 2003. Cost of revenues for the three months ended December 31, 2004 increased to 72.2% of revenues compared to 69.4% of revenues for the three months ended December 31, 2003. The increase in total cost of revenues was due to the acquisition of Concorde in June 2004 and the increase in sales of cyclotron options and spare parts. Cost of revenues increased as a percentage of revenues due to higher production costs on cyclotrons.

Corporate and Eliminations

     Corporate and Eliminations. Intercompany cost of revenues that were eliminated in consolidation for the three months ended December 31, 2004 were $22.0 million, a decrease of $8.3 million, or 27.4%, from $30.3 million for the three months ended December 31, 2003. Cost of revenues eliminated for the three months ended December 31, 2004 were 19.7% of revenues compared to 40.9% of revenues for three months ended December 31, 2003. The decrease in cost of revenue eliminations was primarily due to decreased direct sales of PET and PET/CT scanners by Service and Distribution, which were purchased from CPS, as well as reduced transfer pricing on detector materials sold to CPS in accordance with the Agency Agreement.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended December 31, 2004 were $16.8 million, an increase of $1.6 million, or 10.5%, from $15.2 million for the three months ended December 31, 2003. Selling, general and administrative expenses for the three months ended December 31, 2004 were 15.1% of revenues compared to 20.5% of revenues for the three months ended December 31, 2003.

Clinical Scanner Business

     CPS. Selling, general and administrative expenses for the three months ended December 31, 2004 were $3.3 million, a decrease of $1.2 million, or 26.7%, from $4.5 million for the three months ended December 31, 2003. Selling, general and administrative expenses for the three months ended December 31, 2004 were 4.9% of revenues compared to 8.1% of revenues for the three months ended December 31, 2003. The decrease is due to reduced selling and marketing costs as Siemens has assumed most selling and marketing activities for CPS products in conjunction with the execution of the Agency Agreement.

     Detector Materials. Selling, general and administrative expenses for the three months ended December 31, 2004 were $0.9 million, an increase of $0.2 million, or 28.6%, from $0.7 million for the three months ended December 31, 2003. As a percentage of revenues, selling, general and administrative expenses were 11.7% and 5.8% for the three months ended December 31, 2004 and 2003, respectively. The increase is primarily attributable to increased administrative costs from the implementation of a new management information system during the second quarter of fiscal year 2004. The increase in selling, general and administrative expenses as a percentage of revenue is attributable to the significant decrease in revenues from the same period in fiscal year 2004.

     Service and Distribution. Selling, general and administrative expenses for the three months ended December 31, 2004 were $3.0 million, a decrease of $1.6 million, or 34.8%, from $4.6 million for the three months ended December 31, 2003. As a percentage of revenues, selling, general and administrative expenses were 17.4% and 33.1% for the three months ended December 31, 2004 and 2003, respectively. The decrease in total selling, general and administrative expense both in total and as a percentage of revenue is attributable to the decision to exit the scanner direct distribution business. The $2.0 million of underlying expenses for the sales and marketing services provided to Siemens as defined in the Agency Agreement are included in selling, general and administrative expenses, while the reimbursement from Siemens is reflected in revenues.

Molecular Biomarker Technologies

     PETNET. Selling, general and administrative expenses for the three months ended December 31, 2004 were $5.5 million, an increase of $1.2 million, or 27.9%, from $4.3 million for the three months ended December 31, 2003. As a percentage of revenues, selling, general and administrative expenses for the three months ended December 31, 2004 were 20.7% compared to 22.1% for the three months ended December 31, 2003. The $1.2 million increase is attributable to increased personnel to provide marketing support for the expanding PETNET network. The decrease in expenses as a percentage of revenue is attributable to the sales growth exceeding the increase in spending.

     MTI. Selling, general and administrative expenses for the three months ended December 31, 2004 were $0.3 million, compared to none for the three months ended December 31, 2003. The increase is attributable to the addition of administrative personnel.

     Molecular Imaging Products. Selling, general and administrative expenses for the three months ended December 31, 2004 were $2.6 million, an increase of $1.1 million, or 73.3%, from $1.5 million for the three months ended December 31, 2003. As a percentage of revenues, selling, general and administrative expenses for the three months ended December 31, 2004 were 19.0% compared to 20.8% for the three months ended December 31, 2003. The increase in amount is primarily attributable to the acquisition of the business and assets of Concorde in June 2004 and the acquisition of ImTek in November 2004.

Corporate and Eliminations

     Corporate and Eliminations. Selling, general and administrative expenses for the three months ended December 31, 2004 were $1.2 million, an increase of $1.6 million from $(0.4) for the three months ended December 31, 2003. The increase is primarily attributable to increased corporate marketing costs that are not allocated to the reporting segments.

Research and Development Expenses

     Research and development expenses for the three months ended December 31, 2004 were $9.3 million, a decrease of $1.0 million, or 9.7%, from $10.3 million for the three months ended December 31, 2003. Research and development expenses for the three months ended December 31, 2004 were 8.3% of revenues compared to 13.9% for the three months ended December 31, 2003.

Clinical Scanner Business

     CPS. Research and development expenses for the three months ended December 31, 2004 were $5.8 million, a decrease of $0.9 million, or 13.4% from $6.7 million for the three months ended December 31, 2003. Research and development expenses for the three months ended December 31, 2004 were 8.7% of revenues compared to 12.1% for the three months ended December 31, 2003. CPS continued to invest in new scanner technology primarily devoted to PET/CT and LSO scanner developments. The decrease in the amount is attributable to the timing of underlying project expenses. The decrease in expenses as a percentage of revenue is attributable to the sales growth exceeding research and development spending.

     Detector Materials. Research and development expenses for the three months ended December 31, 2004 and 2003 were $0.2 million. Research and development expenses for the three months ended December 31, 2004 were 2.6% of revenues compared to 1.7% for the three months ended December 31, 2003. The increase as a percent of revenue is due to the decrease in revenues while research and development expenses remained constant.

     Service and Distribution. No research and development expense was incurred for the three months ended December 31, 2004 and 2003.

Molecular Biomarker Technologies

     PETNET. Research and development expenses for the three months ended December 31, 2004 were $0.8 million, a decrease of $0.2 million, or 20.0%, from $1.0 million for the three months ended December 31, 2003. Research and development expenses for the three months ended December 31, 2004 were 3.0% of revenues compared to 5.1% for the three months ended December 31, 2003. The $0.2 million decrease is primarily due to the timing of project spending. The decrease in expenses as a percentage of revenue is also attributable to the sales growth exceeding spending.

     MTI. Research and development expenses for the three months ended December 31, 2004 were $1.0 million, an increase of $0.2 million, or 25.0%, from $0.8 million for the three months ended December 31, 2003. The increase is attributable to spending on new molecular probe technology and chemistry production equipment.

     Molecular Imaging Products. Research and development expenses for the three months ended December 31, 2004 were $1.6 million, a decrease of $0.1 million, or 5.9%, from $1.7 million for the three months ended December 31, 2003. Research and development expenses for the three months ended December 31, 2004 were 11.7% of revenues compared to 23.6% for the three months ended December 31, 2003. The decrease is primarily due to reduced spending on cyclotron related projects partially offset by increased spending on medical image analysis tools and increased research and development expenses due to the acquisition of Concorde in June 2004.

Corporate and Eliminations

     Corporate and Eliminations. Research and development expenses for the three months ended December 31, 2004 and 2003 were $(0.1) million.

Stock-based Compensation Expense

     Stock-based compensation expense for the three months ended December 31, 2004 was $1.5 million, a increase of $1.0 million, from $0.5 million for the three months ended December 31, 2003 Stock-based compensation expense for the three months ended December 31, 2004 was 1.3% of revenues compared to 0.7% for the three months ended December 31, 2003.

Clinical Scanner Business

     CPS. Stock-based compensation expense was $0.1 million for the three months ended December 31, 2004 and 2003. Stock-based compensation expense was 0.2% of revenues for the three months ended December 31, 2004 and 2003 and included charges for the vesting of options granted in 2002 with exercise prices below the fair market value of our stock. No similar grants were issued during the three months ended December 31, 2004 or 2003.

     Detector Materials. No stock-based compensation expense was incurred for the three months ended December 31, 2004 and 2003.

     Service and Distribution. Stock-based compensation expense decreased to $0 from $0.1 million for the three months ended December 31, 2003. Stock-based compensation expense was 0.7% of revenues for the three months ended December 31, 2003. Stock-based compensation expense in 2003 included charges for the vesting of options granted in 2002 with exercise prices below the fair market value of our stock. No similar grants were issued during the three months ended December 31, 2004 or 2003.

Molecular Biomarker Technologies

     PETNET. Stock-based compensation expense for the three months ended December 31, 2004 was $0.2 million, an increase of $0.1 million, or 100.0%, from $0.1 million for the three months ended December 31, 2003. Stock-based compensation expense for the three months ended December 31, 2004 was 0.7% of revenues compared to 0.5% for the three months ended December 31, 2003. The increase is attributable to a restricted share grant during the second quarter of fiscal year 2004.

     MTI. Stock-based compensation expense for the three months ended December 31, 2004 was $0.3 million, compared to none for the three months ended December 31, 2003. The increase is attributable to issuances of deferred stock units during the second half of fiscal year 2004 to members of MTI’s board of directors, for which the related market value of the deferred stock units is being amortized over the vesting period.

     Molecular Imaging Products. No stock-based compensation expense was incurred for the three months ended December 31, 2004 and 2003.

Corporate and Eliminations

     Corporate and Eliminations. Stock-based compensation expense for the three months ended December 31, 2004 was $0.9 million, an increase of $0.7 million, from $0.2 million for the three months ended December 31, 2003. The increase is attributable to current year issuances of restricted stock shares to a senior executive and deferred stock units to members of the Company’s board of directors, for which the market values are being amortized over the vesting periods. In addition, the vesting schedule on certain options previously issued to a senior executive were accelerated, resulting in a remeasurement of the stock options’ fair value. Stock-based compensation was increased to reflect the increase in the stock options’ fair values and the accelerated vesting schedules.

Income (Loss) from Operations

     Income from operations for the three months ended December 31, 2004 was $14.2 million, an increase of $9.8 million, from $4.4 million for the three months ended December 31, 2003. Income from operations for the three months ended December 31, 2004 was 12.7% of revenues compared to 5.9% for the three months ended December 31, 2003.

Clinical Scanner Business

     CPS. Income from operations for the three months ended December 31, 2004 was $13.9 million, an increase of $7.6 million, from $6.3 million for the three months ended December 31, 2003. Income from operations for the three months ended December 31, 2004 was 20.7% of revenues compared to 11.3% for the three months ended December 31, 2003. This increase in operating profits is primarily due to increased revenues and resulting gross profits and decreased operating expenses.

     Detector Materials. Income from operations for the three months ended December 31, 2004 was $2.8 million, a decrease of $3.9 million, or 58.2%, from $6.7 million for the three months ended December 31, 2003. Income from operations for the three months ended December 31, 2004 was 36.4% of revenues compared to 55.8% for the three months ended December 31, 2003. The decrease resulted primarily from the reduction of the LSO transfer prices to CPS in accordance with the Agency Agreement, the sale of higher cost inventories purchased as a result of an arbitration order issued during fiscal year 2004, and increase selling, general and administrative expenses.

     Service and Distribution. The operating loss for the three months ended December 31, 2004 was $0.7, a decrease of $3.2 million, or 82.1% from the loss of $3.9 million for the three months ended December 31, 2003. Loss from operations for the three months ended December 31, 2004 was 4.0% of revenues compared to 28.0% for the three months ended December 31, 2003. The decrease in the loss was primarily attributable to the reimbursement of sales and marketing expenses for services provided to Siemens in accordance with the Agency Agreement.

Molecular Biomarker Technologies

     PETNET. Income from operations for the three months ended December 31, 2004 was $0.9 million, an increase of $0.4 million, or 80.0%, from $0.5 million for the three months ended December 31, 2003. Income from operations for the three months ended December 31, 2004 was 3.4% of revenues compared to 2.6% for the three months ended December 31, 2003. The increase is primarily attributable to the growth in revenues and margin exceeding operating expense growth.

     MTI. Loss from operations for the three months ended December 31, 2004 was $1.4 million, an increase of $0.6 million, or 75.0%, from the loss of $0.8 million for the three months ended December 31, 2003. The increase is primarily attributable to increased research and development spending and the addition of administrative personnel.

     Molecular Imaging Products. The operating loss for the three months ended December 31, 2004 was $0.4 million a decrease of $0.6 million, or 60.0%, from the loss of $1.0 million for the three months ended December 31, 2003. Loss from operations for the three months ended December 31, 2004 was 2.9% of revenues compared to 13.8% for the three months ended December 31, 2003. The decrease in the loss from operations is primarily attributable to the increased third party cyclotron sales and the resulting increase in margin.

Corporate and Eliminations

     Corporate and Eliminations. Loss from operations for the three months ended December 31, 2004 was $0.9 million, a decrease of $2.5 million, or 73.5% from the loss from operations of $3.4 million for the three months ended December 31, 2003. The majority of this decrease represents the net change in the consolidation entry to eliminate the intercompany gross margin on detector material inventory held by CPS and PET scanner inventory held by Service and Distribution at each period end. As intercompany sales of scanners have decreased the related margin elimination has also decreased.

Interest Expense, Net

     Interest expense for the three months ended December 31, 2004 was $0.2 million, a decrease of $0.3 million, from $0.5 million for the three months ended December 31, 2003. The decrease in interest expense resulted from reduced letter of credit charges and lower capital lease and debt balances.

Other Income

     Other income for the three months ended December 31, 2004, decreased to $0 from $0.6 million for the three months ended December 31, 2003. The decrease is primarily attributable to decreased gains on foreign currency transactions.

Provision for Income Taxes

     The income tax provision for the three months ended December 31, 2004 was $5.3 million, an increase of $3.6 million, from $1.7 million for the three months ended December 31, 2003. The effective tax rate for the three months ended December 31, 2004 was 37.7%. The effective tax rate for the three months ended December 31, 2003 was 37.6%.

Minority Interests

     The minority interest expense for the three months ended December 31, 2004 was $4.7 million, an increase of $2.6 million from $2.1 million for the three months ended December 31, 2003. Minority interest expense primarily consists of Siemens’ 49.9% share of the net income of CPS.

Liquidity and Capital Resources

     Our principal liquidity requirements are to meet the working capital and capital expenditure needs of our expanding business. These needs have increased in order to support the growth in our business. For example, from September 30, 2004 to December 31, 2004, our total accounts receivable increased from $100.2 million to $119.9 million, offset by a decrease in inventory from $92.2 million to $85.3 million. The decrease in inventory is primarily due to a reduction in scanner inventory due to our decision to exit the direct distribution business, while the increase in accounts receivable is primarily attributable to the increasing amount of sales to Siemens and a brief delay in the timing of payments from Siemens. The brief delay was corrected during January 2005. A greater majority of our scanners are now sold through distributors with payment terms that are faster than the terms for our direct distribution sales to end customers. Our property and equipment (net) increased from $133.1 million to $137.2 million during this same period. Property and equipment increased due to the continued expansion of our radiopharmacy network and development of our South Korean operation.

     On September 30, 2002 we entered into an amended and restated credit agreement with a syndicate of banks agented by SunTrust Bank. The credit agreement makes available to us up to $125 million in revolving loans, with a $10 million sub-limit for letters of credit. Of this total, CPS is allowed to borrow up to $55.0 million to finance its operations. Total availability under the credit agreement may be limited from time to time based on the value of certain of our assets and by our earnings before interest, taxes, depreciation, amortization, and minority interest (referred to as EBITDAM). Our subsidiaries guarantee all obligations under the credit agreement, except that the guarantee of CPS is limited to $55 million and does not include any advances under the credit agreement that are loaned (on an intercompany basis) to our PETNET subsidiary. Our obligations and the obligations of our subsidiary guarantors under the credit agreement are secured by a lien on substantially all of our assets (including the capital stock or other forms of ownership interests we hold in our subsidiaries) and the assets of our subsidiary guarantors, except that the lien securing the guarantee obligations of CPS is principally limited to the accounts receivable and inventory of CPS. As of December 31, 2004 no balance was outstanding under the credit agreement, and after deducting $6.6 million in outstanding letters of credit, $118.4 million was available to the Company.

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

     CTI guarantees lease obligations for radiopharmacy facilities and equipment on behalf of unconsolidated investees in the maximum aggregate amount of $0.2 million at December 31, 2004. The guarantees are not collaterized by any assets and are without recourse. No liability has been recorded for these lease obligations which expire through 2009 as these were obligations were entered into prior to the effective date of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

     In August 2003, the Company also guaranteed a debt obligation related to a cyclotron and radiopharmacy project for an international distributor in the maximum aggregate amount of €5.3 million (or approximately $7.1 million at December 31, 2004). The debt obligation and the guarantee expire in July 2009. In the event a claim is made under this guarantee, the Company has the right to acquire the facility and all related customer contracts and would operate the facility as a PETNET radiopharmacy. The Company has recorded a liability of $0.3 million for this guarantee to reflect the estimated fair value of the Company’s obligation in accordance with FIN 45.

     The Company has a financing program arrangement with De Lage Landen Financial Services, Inc. (DLL). The program provides flexible lease financing for the full range of PET and PET/CT scanners and other products and services sold by CTI. In connection with this program a credit reserve pool was established whereby the Company provides a guarantee to DLL for 9.9% of the principal balance of the first $25 million in leases, and 5% thereafter, on all leases DLL executed on the Company’s behalf. At December 31, 2004, the Company had recorded a reserve of $0.3 million for this guarantee to reflect the estimated fair value of the Company’s obligation, after recovery and resale of the underlying equipment, in accordance with FIN 45.

     We anticipate that our current cash and cash equivalents balances and our expected operating cash flow, together with borrowings under our credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations through the expected date of the CPS put/call. Our decision to exit the direct distribution of scanners in conjunction with executing the Agency Agreement with Siemens should also improve cash flow as we will be able to reduce consolidated scanner inventory levels and receivables from third party customers. We may from time to time evaluate the benefits of raising additional debt or equity capital although there can be no guarantee that such debt or equity will be available at terms we believe are favorable.

Off-Balance Sheet Arrangements

     Other than as described above, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash Flows

Three months ended December 31, 2004 compared to three months ended December 31, 2003

     Net cash used in operating activities was $4.3 million for the three months ended December 31, 2004 and net cash provided by operating activities was $5.7 million for the three months ended December 31, 2003. The decrease in net cash from operating activities was primarily due to increasing accounts receivable balances from Siemens offset by efforts to reduce inventory on hand and improved operating results.

     Net cash used in investing activities during the three months ended December 31, 2004 and 2003 was $11.4 million and $5.4 million, respectively and consisted primarily of capital expenditures to expand our radiopharmacy network. Cash used during the three months ended December 31, 2004 also included $3.4 million net cash paid for the acquisition of ImTek.

     Net cash provided by financing activities during the three months ended December 31, 2004 was $3.0 million compared to net cash used of $5.6 million during the three months ended December 31, 2003. For the three months ending December 31, 2004 financing activities primarily related to changes in our cash management clearing account due to payments to vendors for material needed to support our fourth quarter sales.

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

     Revenues derived from distribution of radiopharmaceuticals are recognized upon delivery of the product. Equipment maintenance service contracts are typically more than one year in duration and related revenues are recognized ratably over the respective contract periods as the services are performed. For other services, revenue is recognized upon completion of the service.

     Our contracts typically require customer payments in advance of revenue recognition. These deposit amounts are reflected as customer advances and recognized as revenue when the Company has fulfilled its obligations under the respective contracts.

     Revenues derived from our software license sales are recognized in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” For software license sales for which any services rendered are not considered essential to the functionality of the software, we recognize revenue upon delivery of the software, provided (1) there is evidence of an arrangement, (2) collection of our fee is considered probable and (3) the fee is fixed and determinable. If professional services are considered essential to the functionality of the software, we will record revenue for the license and professional services over the implementation period using the percentage of completion method, measured by the percentage of labor hours incurred to date to estimated total labor hours for each contract.

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

Recent Accounting Pronouncements

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS 123R will be effective for the Company beginning in its fourth quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption of this standard to have a material impact on its results of operations.

Inventory Costs

     On November 24, 2004, the FASB issued SFAS No. 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS 151 to have a material effect on its financial statements.

Exchange of Nonmonetary Assets

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29 (SFAS 153). SFAS 153 addresses the remeasurement of exchanges of nonmonetary assets. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets within APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of SFAS 153 shall be effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The Company will apply the provisions of SFAS 153 if we exchange nonmonetary assets.

Factors Affecting Operations and Future Results

We face intense competition, including competition from competitors with greater resources, which may place pressure on our pricing and otherwise make it difficult for us to compete effectively in the molecular imaging market.

     The market for molecular imaging equipment and related products and services is intensely competitive and is affected significantly by new product introductions, aggressive pricing strategies of competitors and other marketing activities of industry participants. We compete directly with a number of other companies in the molecular imaging equipment market including GE Healthcare (formerly known as GE Medical Systems) and Philips Medical Systems. We also compete with Siemens for renewals of service contracts on the installed base of CPS scanner customers shipped prior to the Agency Agreement. The intense and increasing competition in the molecular imaging equipment market has caused and may continue to cause downward pressure on the pricing of our molecular imaging equipment and/or service contracts. In our radiopharmaceutical business, we compete with for-profit corporations, such as Cardinal Health, Inc. and ION Beam Applications s.a. (and its subsidiary, Eastern Isotopes), as well as regional pharmacies and universities. The intense and increasing level of competition in the market for radiopharmaceuticals and the generic nature of the radiopharmaceuticals currently in production have caused and may continue to cause downward pressure on pricing. Many of our competitors are significantly larger than us and enjoy competitive advantages over us, including:

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

     Our ability to reach our overall sales goals for scanners is dependent upon the sales and marketing efforts of our existing and future third-party distributors, including Siemens, Hitachi Medical Systems America and Toshiba Medical Systems Corporation. For example, for the three month periods ended December 31, 2004 and 2003 sales to Siemens constituted 58.7% and 45.2%, respectively, of our consolidated revenues. If we fail to sell a large volume of our scanners through our distributors, we could experience a decline in overall sales. None of our current scanner distributors is obligated to continue selling, or to commit the necessary resources to effectively market and sell, our scanner products.

     Effective May 1, 2004, CTI, CPS, and Siemens executed an agreement appointing CTI as Siemens’ non-exclusive sales representative to solicit purchases of Siemens-branded PET and PET/CT scanners manufactured by CPS in the United States. This agreement provides for us to cease our direct distribution of PET and PET/CT scanners, with the exception of certain rights retained in South Korea and Japan. In compliance with this agreement, we have ceased direct distribution of CPS’ scanner products and terminated our sub-distribution agreements outside of the U.S. as required, yet retained those agreements as permitted in South Korea and Japan. Following this change, our dependence on our third-party distributors, especially Siemens, has increased for sales growth and market information used to develop future guidance.

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

     For the three month periods ended December 31, 2004, and 2003, approximately 55.3% and 50.6%, respectively, of our consolidated revenues were derived from the sale of PET equipment manufactured by our 50.1% owned subsidiary, CPS. Siemens owns the remaining 49.9% of CPS pursuant to a joint venture agreement that we entered into with Siemens in 1987. According to this joint venture agreement, Siemens has an option to acquire from us for cash up to an 80% interest in CPS, if and when CPS achieves specified unit sales volumes. Siemens’ right to exercise this option is contingent upon CPS selling, during the year preceding exercise, in excess of the cumulative total number of units specified in the “Siemens minima plus 20% plan” attached to the joint venture agreement. The “Siemens minima plus 20% plan” provides for annual increases in the cumulative total number of units sold by CPS beginning on December 9, 1987. As of December 31, 2004, the cumulative total number of units sold by CPS under this agreement was 889, and at such date, CPS would need to have sold a cumulative total of 1,129 units to achieve the required cumulative sales level for the option to be exercisable. After 2004, the cumulative unit sales requirement will continue to increase by 74 units each year. It is impossible to state definitively when the option will become exercisable; however, we currently believe that the specified sales volumes are not likely to be met before the second half of fiscal year 2006. Siemens cannot exercise its option until the end of the fiscal year in which this target level is reached. Once these sales volumes are achieved and the call right is exercised, we have the right to defer the exercise of the option for one year. If Siemens exercises its option and increases its ownership interest in CPS to 80%, Siemens could use that controlling ownership interest to cause CPS to engage in a transaction the effect of which would be a purchase by Siemens of our remaining 20% ownership interest in CPS. Accordingly, the Siemens option effectively gives Siemens the ability to acquire 100% of CPS.

     Under the terms of our new Agency Agreement with Siemens, in the event the Agency Agreement is terminated or not renewed by Siemens for any reason, we would continue to have the right to distribute PET and PET/CT products manufactured by CPS until at least 2010 on substantially the same terms as existed under the distribution agreement between CTI and CPS. The Agency Agreement also provides that CTI can terminate this agreement under certain specified circumstances, including the event that certain total unit sales thresholds for PET and PET/CT scanners are not met for a period of two consecutive fiscal quarters. The joint venture agreement also contains cross-covenants not to compete, which prohibit the parties to the joint venture agreement from participating in or owning an interest in any business engaged in the manufacture, development, or sale of products that compete with the products offered by CPS currently, and for a period of three years following the closing of the exercise of the Siemens’ option.

     The exercise of the Siemens option would eliminate a large portion of our revenues, operations and assets, including some valuable employees and intellectual property assets relating to the manufacture and development of PET scanners. As of December 31, 2004, approximately 37.3% of our total assets was attributable to CPS. Accordingly, if we fail to further diversify our business beyond that which is conducted by CPS, or if we fail to deploy effectively the option exercise proceeds received from Siemens, the exercise of the Siemens option could have a material adverse effect on our business. In addition, the existence of the Siemens option, even if not exercised, could negatively impact the market price of our common stock and limit our ability to enter into transactions or business relationships with companies that have competitive PET products. Further, we cannot assure you that the proceeds received upon exercise of the option will adequately compensate us for the loss of control of CPS.

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

     Our ability to successfully develop and introduce new products and product enhancements, and the associated costs, are also affected by our ability to:

▪	Properly identify customer needs;

▪	Prove feasibility of new products;

▪	Limit the time required from proof of feasibility to routine products;

▪	Limit the timing and cost of regulatory approvals;

▪	Price our products competitively;

▪	Manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

▪	Manage customer acceptance and payment for products;

▪	Limit customer demands for retrofits of both new and old products; and

▪	Anticipate and compete successfully with competitors’ efforts.

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

     We rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, nondisclosure and confidentiality agreements, and other contractual restrictions to protect our proprietary technology and other intellectual property rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage based on our intellectual property. For example, our patents may be challenged, invalidated or circumvented by third parties. As of December 31, 2004 we have 34 issued U.S. patents and 42 patent applications pending before the U.S. Patent and Trademark Office. We also have patents issued and pending in Europe, Canada and Japan, including through our ownership of Mirada. We have no assurance that our patent applications will result in issued patents or that they will be issued in a form that will be advantageous to us. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees. Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If our intellectual property is not adequately protected, our competitors could use our intellectual property to enhance their products. This could harm our competitive position, decrease our market share or otherwise harm our business.

     The prosecution and enforcement of copyrights and patents relating to software and other technology licensed or sold to us by third parties is not within our control, and without this software and technology, we may be unable to manufacture our products or maintain our technological advantage. For example, we license Siemens’ syngo™ software which is an important component of our PET/CT systems. Also, we license the exclusive right to use lutetium oxyorthosilicate, or LSO, technology from the owner of the LSO patent until such time as the LSO patent expires in October 2008. While LSO is the only lutetium based scintillator material currently commercially sold in the PET industry, it may be possible for others to produce a lutetium based detector without violating the Schlumberger patent and, therefore, our exclusive license. If the third-party suppliers of this software and technology fail to protect their patents or copyrights or if this technology and software is found to infringe on the rights of another party, the functionality of our products could suffer and our ability to bring new and existing products to market could be delayed. In the case of LSO, the expiration of, or the failure to protect, the LSO patent could result in our competitors gaining access to the LSO technology for use in their molecular imaging products, thereby eliminating one of our important competitive advantages.

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

     Substantial intellectual property litigation and threats of litigation exist in our industry. We expect that molecular imaging products may become increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products increases. Educational institutions or other medical device companies may claim that we infringe their intellectual property rights. Any claims, with or without merit, could have the following negative consequences:

▪	Costly litigation and damage awards;

▪	Diversion of management attention and resources;

▪	Product shipment delays or suspensions; and

▪	The need to enter into royalty or licensing agreements, which may not be available on terms acceptable to us, if at all.

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

     In many foreign countries in which we market our scanner products, we are subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of these regulations are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before procedures performed using our products become eligible for reimbursement. Failure to receive or delays in the receipt of, relevant foreign qualifications could have a material adverse effect on our business, financial condition and results of operations. Due to the movement towards harmonization of standards in the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system. The timing of this harmonization and its effect on us cannot currently be predicted. Adapting our business to changing regulatory systems could have a material adverse effect on our business, financial condition and results of operations.

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

     We anticipate that our expenses will increase in the foreseeable future as we grow our business and:

▪	Continue to invest in research and development to enhance our products and develop new technologies;

▪	Develop additional applications for our current technology;

▪	Increase our marketing and selling activities;

▪	Continue to increase the size and number of locations of our customer support organization, including international expansion;

▪	Continue to expand our network of PETNET radiopharmacies in the U.S. and internationally;

▪	Develop additional manufacturing capabilities and infrastructure; and

▪	Hire additional management and other personnel to keep pace with our growth.

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

     Our revenues and operating results have varied from quarter to quarter in the past and may continue to fluctuate in the future. The following are among the factors that could cause our operating results to fluctuate significantly from quarter to quarter:

▪	The budget cycles of our customers;

▪	The availability of financing to our customers;

▪	The size and timing of specific sales and any collection delays or defaults related to those sales;

▪	Changes in the relative contribution to our revenue from our various products;

▪	The seasonality of capital equipment sales, with the fourth fiscal quarter traditionally being the highest;

▪	Product and price competition;

▪	Development costs of new product introductions and product enhancements;

▪	The timing and market acceptance of new product technologies by us or our competitors;

▪	The length of our sales cycle;

▪	The timing of hiring and the timing of incentive compensation for our sales and marketing personnel;

▪	Changes in healthcare reimbursements and governmental laws and regulations;

▪	A downturn in general economic conditions;

▪	Our dependence on our distributors;

▪	The loss of key sales personnel or distributors; and

▪	Changes in the growth rate of PET.

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

     We conduct business globally. International sales accounted for approximately 21.3% and 19.8% of sales for the three month periods ended December 31, 2004 and 2003, respectively. We also acquire various raw materials and components from international suppliers. We intend to expand our presence in international markets, and we cannot assure you that we will compete successfully in international markets or meet the service and support needs of foreign customers. Our future results could be harmed by a variety of factors relating to international operations, including:

▪	Difficulties in enforcing agreements and collecting receivables through the legal systems of foreign countries;

▪	The longer payment cycles associated with many foreign customers;

▪	The possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;

▪	Fluctuations in exchange rates, which may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment is made in local currency;

▪	Our ability to obtain U.S. export licenses and other required export or import licenses or approvals;

▪	Changes in the political, regulatory or economic conditions in a country or region; and

▪	Difficulty protecting our intellectual property in foreign countries.

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

     While we do not deliver health care services directly to patients, control referrals of health care services or bill directly to Medicare, Medicaid or other third-party payors, due to the breadth of many health care laws and regulations, we cannot assure you that they will not apply to our business. We could be subject to health care fraud and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include:

▪	The federal Medicare and Medicaid Anti-Kickback Law, which prohibits among other things persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal health care programs such as the Medicare and Medicaid programs;

▪	Federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

▪	The federal Stark Law, which prohibits referrals by a physician for a designated health service to an entity with which the physician, or an immediate family member, has a financial relationship, and which prohibits submission of a claim for reimbursement to Medicare or Medicaid in connection with a prohibited referral;

▪	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

▪	State law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor (including commercial insurers), and state laws governing the privacy of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA (thus complicating compliance efforts).

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

     Our executive officers, principal stockholders and directors and entities affiliated with them beneficially own, in the aggregate, approximately 28.5% of our common stock as of December 31, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could exert substantial influence over the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring, or preventing a change in control, or impeding a merger or consolidation, takeover, or other business combination that some of our investors may consider desirable.

Certain provisions of our charter, bylaws and Delaware law may delay or prevent a change in control of our company.

     Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company. These provisions include:

▪	a staggered board of directors;

▪	limitations on persons authorized to call a special meeting of stockholders;

▪	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

▪	advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

▪	a stockholder protection rights agreement or “poison pill.”

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

     The market price for the common stock has fluctuated, may continue to fluctuate and may be affected by a number of factors. Such fluctuations in the market price of our common stock may cause your investment in our common stock to decline. Relevant factors include:

▪	volume and timing of orders for our products;

▪	our ability to develop, obtain regulatory clearance for, and market, new and enhanced products on a timely basis;

▪	the announcement of new products or product enhancements by us or our competitors;

▪	announcements of technological or medical innovations in the monitoring or treatment of diseases;

▪	product liability claims or other litigation;

▪	quarterly variations in our or our competitors’ results of operations;

▪	changes in governmental regulations or in the status of our regulatory approvals or applications;

▪	changes in the availability of third-party reimbursement in the United States or other countries;

▪	changes in earnings estimates or recommendations by securities analysts; and

▪	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

     Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit facility and our industrial revenue bonds. These borrowings bear interest at variable rates. Based on our outstanding borrowings during the three month period ended December 31, 2004, a hypothetical 1.0% increase in interest rates would have increased our interest expense by less than $0.1 million and would have decreased our cash flow for the quarter from operations by less than $0.1 million.

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

     As of December 31, 2004 we had cash and cash equivalents of $24.9 million which consisted of highly liquid money market instruments with maturities less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Foreign Currency Exchange Risk

     International revenues from the Company’s foreign direct sales and distributor sales comprised 21.3% of total revenues for the three months ended December 31, 2004. However, because the vast majority of our international sales are transacted in the United States dollar, our exposure to foreign currency risk associated with these sales is immaterial. The Company experienced approximately $0.1 million of foreign currency transaction losses for the three months ended December 31, 2004. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its international subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. A 10% adverse change in the value of the U.S. dollar relative to other currencies would decrease our reported net income by approximately $0.1 million.

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

     There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

ITEM 1. Legal Proceedings

     On January 30, 2004, the University of Pittsburgh (Pitt) filed suit in the U.S. Western District of Pennsylvania, Civil Action No. 04-0127, against Dr. David Townsend, Dr. Ronald Nutt, CTI and CPS alleging that Pitt has an ownership interest in the intellectual property associated with the PET/CT system manufactured and sold by CPS. Under a variety of causes of action, the relief sought by Pitt in the complaint is a declaration of Pitt’s ownership rights, injunctive relief against disclosure and transfer of the intellectual property, actual and punitive damages, and attorney’s fees. Based on the results of the Company’s investigation, which is continuing, the Company intends to vigorously defend against Pitt’s claim of an ownership interest in these patents or in any other intellectual property used in the PET/CT system manufactured and sold by CPS, or that Pitt has any right to a share of the profits earned from the sale of PET/CT systems. On June 30, 2004, the District Court for the Western District of Pennsylvania entered an order transferring the case to the District Court for the Eastern District of Tennessee. On December 13, 2004, the district court judge issued an order dismissing two of Pitt’s copyright claims asserted in its complaint. A trial date of May 1, 2006 has been scheduled with the District Court. The Company denies liability as to Pitt’s remaining claims, and intends to vigorously defend this suit; however, given the uncertainties inherent in the litigation process, the Company is unable to predict the ultimate outcome of this suit.

     On October 8, 2004, CPS received a letter from the U.S. Environmental Protection Agency (EPA) requesting information on a Superfund site operated by a former supplier. Based on CPS’ investigation, it appears that the sole nature of CPS’s dealing with the supplier was strictly for the acquisition of supplies and not the provision of waste products or by-products by or on behalf of CPS. No legal action has been initiated or threatened by the EPA against CPS at present and we have no basis to believe at this time that any formal legal claim will be brought by the EPA.

     The Company is also involved in various other lawsuits and claims arising in the normal course of business. Although the outcomes of these other lawsuits and claims are uncertain, the Company does not believe any of them will have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	Modification of Constituent Instruments: None

b)	Modification of Stockholder’s Rights: None

c)	Sales of Unregistered Securities: None

d)	Use of Proceeds: The Registration Statement on Form S-1 (SEC File No. 333-85714) for our initial public offering was declared effective on June 20, 2002, and on June 26, 2002 we closed the initial public offering of our common stock. The net offering proceeds received by us, after deducting underwriting discounts and commissions and estimated offering expenses of approximately $16.0 million was approximately $171.4 million. As of December 31, 2004, $10.2 million of the net offering proceeds had been used to redeem all of our Series A Redeemable Preferred Stock, including all accrued dividends, $0.3 million of the net offering proceeds had been used to redeem 1,191,165 shares of our common stock, approximately $62.0 million of the net offering proceeds had been used to decrease our outstanding balance under our credit facility, approximately $14.5 million had been used to extinguish capital lease obligations, and $11.4 million was used to repay our construction loan and our mortgage loan agreement. In addition, approximately $43.8 million was used for the acquisitions of ImTek, Inc. in November 2004, CMSI’s assets and business in June 2004 and Mirada in August 2003. The balance of the net offering proceeds have been invested in highly liquid instruments, such as commercial paper and U.S. government obligations, with an average maturity of twelve months or less.

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

The Company filed with or furnished to the Commission two (2) Current Reports on Form 8-K during the quarter ended December 31, 2004, as follows:

(1) Current Report on Form 8-K filed with the Commission on October 13, 2004, reporting the Company’s grant of stock options to, and amendment of certain stock options previously issued to, the Company’s Senior Vice President and Chief Financial Officer; and

(2) Current Report on Form 8-K furnished to the Commission on November 16, 2004, announcing the Company’s financial results for its fourth quarter and fiscal year ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CTI Molecular Imaging, Inc.
/s/ David N. Gill
David N. Gill
Chief Financial Officer and Corporate Vice President

February 8, 2005